Form 10-K
period 2002-12-31
HBL LLC
filed 2003-04-11
CIK 1172181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to               .

Commission file number

HBL, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 2555 Telegraph Road Bloomfield Hills, Michigan (Address of principal executive offices)	38-3635872 (I.R.S. Employer Identification No.) 48302-0954 (Zip Code)

Registrant’s telephone number, including area code (248) 648-2500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act).   Yes ☐   No ☒

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

     The aggregate market value of the voting and non-voting common stock held by non-affiliates as of March 31, 2003 was $0.0.

     The registrant meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K (as modified by grants of no action relief) and is therefore filing this form with the reduced disclosure format specified therein.

PART I

Item 1. Business

     Overview

     HBL, LLC (“HBL” or the “Company”), a Delaware limited liability company, is a majority owned subsidiary of HBL Holdings, Inc. (“Holdings”), which is a wholly owned subsidiary of Lantzsch-Andreas Enterprises, Inc. (“LAE”). LAE is a wholly owned subsidiary of United Auto Group, Inc. (“UAG”). As of December 31, 2002, HBL, which is engaged in the sale of new and used motor vehicles and related products and services, owned and operated three retail automobile franchises located in Vienna, Virginia. The three retail automobile franchises operate under franchise agreements with Mercedes-Benz, Audi and Porsche. In addition to selling new and used vehicles, HBL generates revenue at the dealership through the sale of higher-margin products, such as finance, insurance and vehicle service contracts, maintenance and repair services, replacement parts and aftermarket automotive products. In March 2003, we were awarded an Aston Martin franchise, which is expected to commence operations during 2003.

     On March 1, 2001, UAG acquired 100% of the equity of LAE for $67.4 million in cash (the “Acquisition”). On December 31, 2001, Holdings sold 10% of HBL to Roger Penske, Jr. for $7.2 million. On February 22, 2002, HBL sold substantially all of the assets of its Land Rover operation, including the franchise rights to the Land Rover product line, to an unaffiliated third party for $1.4 million in cash.

     We are 90% owned by UAG. UAG is the second largest publicly-traded automotive retailer in the United States as measured by total revenues. As of December 31, 2002, UAG owned and operated 129 franchises in the United States and 71 franchises internationally, primarily in the United Kingdom. UAG offers a full range of 39 vehicle brands, with 73% of its revenues in 2002 generated from the combined sale of foreign brands and luxury brands such as Honda, Toyota, BMW, Lexus, Mercedes, Audi and Porsche. For a complete discussion of UAG, see its 2002 annual report on Form 10-K and its other reports filed with the Securities and Exchange Commission, which reports are available through its website “UnitedAuto.com.”

Dealership Operations

     New Vehicle Sales. Our customers finance their purchases of new vehicles through both traditional purchase transactions as well as through leasing companies providing consumer automobile leasing. Lease transactions are typically short-term leases, providing us a market of low mileage, late model vehicles still covered by manufacturer’s warranty for our used vehicle sales business. Short-term leases also give us the opportunity to obtain repeat business from customers on a more regular basis than purchase transactions.

     Used Vehicle Sales. We generally acquire used vehicles from auctions open only to authorized new vehicle dealers, public auctions, trade-ins in connection with new purchases and lease expirations or terminations. We clean, repair and recondition, as necessary, generally at our own service facilities, all used vehicles we acquire for resale. To improve customer confidence in our used vehicle inventory, we participate in any available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided the benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. In addition, we offer for sale third-party extended service contracts on all of our used vehicles.

     Finance and Insurance Sales and Other Aftermarket Products. We are capable of arranging financing for our customers’ vehicle purchases, selling vehicle extended care service contracts and arranging insurance in connection with vehicle financing. We provide financing and insurance services to our customers through third parties, including manufacturers’ captive finance companies. We also offer for sale other aftermarket products, such as cellular phones, alarms and fabric protectors.

     Service and Parts Sales. We generate service and parts sales at each of our dealerships, primarily for the vehicle models sold at that dealership. We perform both warranty and non-warranty work. As part of our agreements with our manufacturers, we obtain all equipment required by the manufacturer and needed to service and maintain each make of vehicle sold at any particular dealership.

Marketing

     We believe that our marketing programs have contributed to our sales growth. We utilize many different media for our marketing activities, including newspapers, magazines, television, radio and the Internet. In addition, automobile manufacturers supplement our local and regional advertising efforts by producing large advertising campaigns to support their brands, promote attractive financing packages and draw traffic to local area dealerships.

Agreements with Vehicle Manufacturers

     We operate under separate franchise agreements with the manufacturers of each brand of vehicle sold at the dealership. These agreements contain provisions and standards governing almost every aspect of the operations of the dealership, including ownership, management, personnel, training, maintenance of minimum working capital and in some cases net worth, maintenance of minimum lines of credit, advertising and marketing, facilities, signs, products and services, acquisitions of other dealerships (including restrictions on how many dealerships can be acquired or operated in any given market), inventory, warranties offered to customers, maintenance of minimum amounts of insurance, achievement of minimum customer service standards, information systems and monthly financial reporting. Typically the general manager and/or the owner of a dealership may not be changed without the manufacturer’s consent. In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s brand of vehicles and related parts and services at our dealerships. The agreements also grant us a non-exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brands at our dealerships. Franchise agreements typically expire after a specified period of time, ranging from one to five years. The agreements also permit the manufacturer to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changing the dealership’s management or location without consent, sales of the dealership’s assets without consent, failure to maintain adequate working capital or floor plan financing, changes in the dealership’s financial or other condition, failure to submit information to the manufacturer on a timely basis, changes in the dealership’s owners without consent, pledging the dealership’s stock, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement, subject to applicable state franchise laws that limit a manufacturer’s right to terminate a franchise. Many agreements grant the manufacturer a security interest in the vehicles and/or parts sold by the manufacturer to the dealership.

     Our agreements with manufacturers usually give the manufacturers the right, under some circumstances (including upon a merger, sale, or change of control of the Company, or in some cases a material change in our business or capital structure), to acquire from us, at fair market value, the dealerships that sell the manufacturers’ brands. In general, our agreements with major manufacturers limit our ability to sell significant percentages of our voting stock or significant percentages of the assets relating to our franchises to any other person or entity (other than for passive investment) or another manufacturer, engage in other extraordinary corporate transactions (such as a merger, reorganization or sale of a material amount of assets) or change of control of our board of directors. In addition, the manufacturers may have a right of first refusal if we propose to sell our franchises to a third party. Some of the agreements also prohibit us from pledging, or impose significant limitations on our ability to pledge, our capital stock to lenders.

Competition

     For new vehicle sales, we compete primarily with other franchised dealers in our marketing area. We do not have any cost advantage in purchasing new vehicles from the manufacturer, and typically we rely on advertising and merchandising, sales expertise, service reputation and location of our dealership to sell new vehicles. Our market includes a number of well-capitalized competitors that have extensive automobile dealership managerial experience and strong retail locations and facilities. We compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent. Our new vehicle dealership competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. In recent years, automotive dealers have also faced increased competition in the sale of new vehicles from independent leasing companies and on-line purchasing services and warehouse clubs. Due to lower overhead and sales costs, these companies may be capable of operating on smaller gross margins and offering lower sales prices than us.

     For used vehicle sales, we compete with other franchised dealers, independent used vehicle dealers, automobile rental agencies, private parties and used vehicle “superstores” for supply and resale of used vehicles.

     We believe that the principal competitive factors in vehicle sales are the marketing campaigns conducted by manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of customer service. Other competitive factors include customer preference for particular brands of automobiles, pricing (including manufacturer rebates and other special offers) and warranties. We believe that our dealership is competitive in all of these areas.

     We compete with other franchised dealers to perform warranty repairs and with other automotive dealers, franchised service center chains and independent garages for non-warranty repair and routine maintenance business. We compete with other automotive dealers, service stores and auto parts retailers in our parts operations. We believe that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, the familiarity with a manufacturer’s brands and models and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than our prices.

     We believe that a growing number of consumers are utilizing the Internet, to differing degrees, in connection with the purchase of vehicles. Accordingly, we may face increased pressures from on-line automotive websites, including those developed by automobile manufacturers as well as by other dealership groups. Consumers use the Internet to compare prices for vehicles and related services, which may cause reduced margins for new vehicles, used vehicles and related services.

Employees and Labor Relations

     As of December 31, 2002, we employed approximately 200 people, none of whom are covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to dealership profitability and grants of stock options of UAG. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

Environmental Matters

     We are subject to a wide range of foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of aboveground and underground storage tanks, the use, handling, storage and disposal of hazardous substances and other materials and the investigation and remediation of contamination. As with automotive dealerships generally, and service, parts and body shop operations in particular, our business involves the generation, use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, refrigerant, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. Similar to many of our competitors, we have incurred and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

     Our operations involving the management of hazardous and other environmentally sensitive materials are subject to requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Our business also involves the operation of storage tanks containing such materials. Storage tanks are subject to periodic testing, containment, upgrading and removal under RCRA and comparable state statutes. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs govern certain discharges from some of our operations. Similarly, certain air emissions from our operations, such as auto body painting, may be subject to the federal Clean Air Act and related state and local laws. Various health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply to our operations.

     We may also have liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Comprehensive Environmental Response, Compensation and Liability Act, and comparable state statutes. These statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct which contributed to the contamination. Responsible parties under these statutes may include the owner or operator of the site where the contamination occurred and companies that disposed or arranged for the disposal of the hazardous substances released at these sites.

     We believe that we do not have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows. However, environmental laws and regulations are complex and subject to change. Compliance with current, amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, and such expenditures could be material.

Insurance

     Due to the nature of the automotive retail industry and the large inventory maintained by dealerships, automotive retail dealerships generally require significant levels of insurance covering a broad variety of risks. The business is subject to substantial risk of property loss due to the significant concentration of property values at dealership locations. Other potential liabilities arising out of our operations involve claims of employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements.

     Accordingly, we participate in liability and property insurance programs subject to specified deductibles and loss retentions. We also participate in umbrella liability insurance programs to provide insurance in excess of our primary insurance policies. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we have, subject to limitations and exclusions, substantial insurance, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 2. Properties

     We seek to structure our operations so as to minimize the ownership of real property. As a result, we lease all of our facilities. The leases cover facilities for new and used vehicle sales facilities, vehicle service/collision repair operations, storage, and general office use. These leases are for periods of between fifteen and twenty-five years, and are structured to include renewal options for an additional five to fifteen years in our favor.

Item 3. Legal Proceedings

     From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2003, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Submission of Matters to a Vote of Security-Holders

     Omitted pursuant to General Instruction I to Form 10-K (the “Instruction”).

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     HBL’s equity securities are not publicly traded. HBL files reports under the Securities and Exchange Act of 1934, as amended, because of its status as a non-wholly owned subsidiary guarantor of UAG’s $300.0 million Senior Subordinated Notes due 2012.

     HBL periodically makes pro rata distributions to its owners in accordance with the operating agreement. Our ability to make such distributions is dependent upon the earnings of our dealership operations and their ability to distribute earnings and other advances and payments. Also, pursuant to the franchise agreements to which our dealership is subject, we are required to maintain a certain amount of working capital, which could limit our ability to make distributions. Any future determination to make distributions will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors the board of directors deems relevant.

Item 6. Selected Consolidated Financial Data

     Omitted pursuant to the Instruction.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     As an integral part of our dealership operations, we retail new and used automobiles and light trucks, operate service and parts departments, operate a collision repair center and sell various aftermarket products, including finance, warranty, extended service and other insurance contracts. New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing and other dealers. We generate finance and insurance revenues from sales of warranty policies, extended service contracts, other insurance policies, and accessories, as well as from fees for placing finance and lease contracts. Service and parts revenues include fees paid for repair and maintenance service, the sale of replacement parts and body shop repairs.

     Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts services. Our gross profit generally varies across product lines, with new vehicle sales usually resulting in lower gross profit margins and our other products resulting in higher gross profit margins. Factors such as seasonality, weather, cyclicality and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin.

     Our selling expenses consist of advertising and compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, depreciation, amortization, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable, and a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends.

     Floor plan interest expense relates to floor plan financing, which represents indebtedness incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing.

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting standards generally accepted in the United States of America requires the application of accounting policies that often involve a significant amount of judgment. Such judgments influence the reported amounts of the assets, liabilities, revenues and expenses in the Company’s financial statements. Management, on an ongoing basis, reviews estimates and assumptions. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, our results of operations and financial position as reported in the financial statements may change significantly.

     Following is a summary of the accounting policies applied in the preparation of our financial statements that management believes are most dependent upon the use of estimates and assumptions.

     Finance and Insurance Revenue Recognition

     The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution. The Company also receives commissions from the sale of various insurance products to customers, including credit, life, and health insurance policies and extended service contracts. The Company receives fee income from the placement of these contracts at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the contract. Customers may also terminate extended warranty contracts with the underlying warranty provider, which are fully paid at purchase, and become eligible for refunds of unused premiums. If the customer terminates a retail finance contract or cancels an extended warranty or other insurance product prior to scheduled maturity, a portion of these fees may be charged back to us based on the relevant terms of the contracts. The income we record relating to these fees is net of an estimate of the ultimate amount of chargebacks we will be required to pay. Such estimate of ultimate chargeback exposure is based on our historical chargeback expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended warranty contracts and other insurance products. The actual amount of historical chargebacks has not been significantly different than our estimates.

     Goodwill

     The Company adopted SFAS No. 141 and SFAS No. 142, which require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, eliminated the pooling of interests method of business combinations, and eliminated amortization of indefinite lived intangible assets effective January 1, 2002. The intangible assets on the Company’s balance sheet represent goodwill arising in connection with business combinations. The Company believes that its goodwill has an indefinite life. SFAS No. 142 also requires testing for possible impairment of goodwill on an annual basis or when events or circumstances indicate that impairment may have occurred. The value ascribed to intangibles acquired in connection with business combinations, the evaluation of indicated impairment, as well as the estimation of writedowns resulting from testing in connection with indicated impairment, are subject to management’s judgment and estimates.

Results of Operations

     Basis of Presentation: The 2001 financial information included below represents HBL’s full fiscal year operating results, including the two months prior to the Acquisition. In instances where differences in the accounting conventions utilized before and after the Acquisition result in significant income statement fluctuations, such differences have been quantified and disclosed.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues. Total revenues decreased $9.1 million, or 4.2%, from $219.0 million to $209.8 million. Significant sources of revenues include new vehicle retail revenues, used vehicle retail revenues, used vehicle wholesale revenues, fleet revenue, finance and insurance revenues, and parts and service revenues.

     New vehicle retail revenues decreased by $11.8 million, or 9.4%, from $124.4 million to $112.6 million. New vehicle retail sales at the Mercedes-Benz and Audi franchises decreased $4.9 million, offset in part by a $0.2 million increase from the Porsche franchise. The decline in new vehicle retail revenues was due primarily to a decrease in unit sales versus the prior year. The sale of the Company’s Land Rover franchise in February 2002 resulted in a $7.1 million comparative decline in new vehicle retail revenues.

     Used vehicle retail revenues decreased by $0.9 million, or 1.8%, from $49.9 million to $49.0 million. Used vehicle retail sales at the Mercedes-Benz and Audi franchises increased $2.5 million, offset in part by a $0.2 million decrease from the Porsche franchise. The sale of the Company’s Land Rover franchise in February 2002 resulted in a $3.2 million comparative decline in used vehicle retail revenues. Wholesale revenue was consistent with the prior year.

     Finance and insurance revenues decreased by $0.9 million, or 10.5%, from $8.1 million to $7.3 million. Finance and insurance revenues decreased an aggregate $0.4 million at the Mercedes-Benz, Audi and Porsche franchises. This decrease was due principally to the decline in new and used retail vehicle volume, coupled with aggressive finance and lease programs offered by the manufacturers. The sale of the Company’s Land Rover franchise in February 2002 resulted in a $0.5 million comparative decline in finance and insurance revenues.

     Service and parts revenues increased by $1.1 million, or 4.6%, from $24.5 million to $25.6 million. Service and parts revenues increased $3.4 million, or 15.7%, at our Mercedes-Benz, Audi and Porsche franchises. The increase at these stores is due primarily to extended hours of operation by the Company’s service department, including weekend hours which began in early 2002. The sale of the Company’s Land Rover franchise in February 2002 resulted in a $2.3 million comparative decline in service and parts revenues.

     Fleet revenues increased from nil in 2001 to $3.3 million in 2002. Current year fleet revenues result from sales to a vehicle rental company.

     Gross Profit. Gross profit decreased by $2.1 million, or 6.5%, from $32.1 million to $30.0 million. The decrease in gross profit is due primarily to the decrease in new and used retail unit sales and the sale of the Land Rover franchise in February 2002. Gross profit as a percentage of revenues decreased from 14.7% to 14.3%. The decrease in gross profit as a percentage of revenues is due primarily to (1) lower margins on new retail vehicle sales at all three franchises and (2) the impact of low margin fleet revenues in 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $7.0 million, or 24.2%, from $28.7 million to $21.7 million. Such expenses decreased as a percentage of total revenue from 13.1% to 10.4%, and decreased as a percentage of gross profit from 89.4% to 72.4%. The aggregate decrease in selling, general and administrative expenses is due principally to (1) a $4.1 million decrease in compensation expense resulting from one time bonuses in the two months ended February 2001, (2) a $1.4 million decrease in goodwill amortization, (3) a $0.6 million reduction of management fees, and (4) decreases in variable expenses attributable to the reduction in aggregate gross profit compared to the prior year.

     Floor Plan Interest Expense. Floor plan interest expense decreased by $0.3 million, or 36.6%, from $0.8 million to $0.5 million. The decrease in floor plan interest expense is due primarily to a decrease in the weighted average borrowing rate on floor plan indebtedness during 2002, partially offset by an increase in average inventory levels compared to 2001.

     Other Interest Expense. Other interest expense decreased by $1.1 million, or 29.0%, from $3.7 million to $2.6 million. The decrease is due primarily to a decrease in our weighted average interest rate during 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues. Total revenues increased $5.1 million, or 2.4%, from $213.9 million to $219.0 million. Significant sources of revenues include new vehicle retail revenues, used vehicle retail revenues, used vehicle wholesale revenues, finance and insurance revenues, and parts and service revenues.

     New vehicle retail revenues increased by $0.6 million, or 0.5%, from $123.8 million to $124.4 million. New vehicle retail sales at the Mercedes-Benz and Porsche franchises increased $5.6 million, offset in part by a $5.0 million decrease at the Audi and Land Rover franchises. The changes year over year at each franchise is due primarily to changes in retail unit sales.

     Used vehicle retail revenues decreased by $1.1 million, or 2.2%, from $51.0 million to $49.9 million. Used vehicle retail sales at the Land Rover and Porsche franchises decreased $3.3 million, offset in part by a $2.2 million increase from the Mercedes Benz and Audi franchises. Wholesale revenue increased $2.3 million versus the prior year.

     Finance and insurance revenues increased by $2.2 million, or 36.9%, from $5.9 million to $8.1 million. The increase is due primarily to an increase in the percentage of customers purchasing finance and insurance products, coupled with an increase in the average finance and insurance revenue derived from each retail vehicle sale.

     Service and parts revenues increased by $1.8 million, or 8.0%, from $22.7 million to $24.5 million. The increase is due primarily to the full year effect of the institution of a second shift in the dealerships’ service departments in June 2000, coupled with an increase in customer pay and warranty labor rates compared to 2000.

     Gross Profit. Gross profit decreased by $0.2 million, or 0.6%, from $32.3 million to $32.1 million. The decrease in gross profit is due primarily to the decrease in new and used retail unit sales. Gross profit as a percentage of revenues decreased from 15.1% to 14.7%. The decrease in gross profit as a percentage of revenues is due primarily to lower margins on new retail vehicle sales at all four franchises in 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.5 million, or 5.5%, from $27.2 million to $28.7 million. Such expenses increased as a percentage of total revenue from 12.8% to 13.1%, and increased as a percentage of gross profit from 84.3% to 89.4%. The aggregate increase in selling, general and administrative expenses is due principally to (1) $1.4 million of goodwill amortization during the ten months ended December 2002 and (2) $1.4 million of management fees paid to UAG and its affiliates, offset in part by a $1.0 million reduction of compensation expense versus 2000.

     Floor Plan Interest Expense. Floor plan interest expense decreased by $0.3 million, or 30.9%, from $1.1 million to $0.8 million. The decrease in floor plan interest expense is due primarily to a decrease in the weighted average borrowing rate on floor plan indebtedness during 2001, partially offset by an increase in average inventory levels compared to 2000.

     Other Interest Expense. Other interest expense in 2001 is attributable to debt incurred in connection with the Acquisition.

     Income Taxes. Income taxes decreased by $1.4 million, from $1.6 million to $0.2 million. The decrease is due to a decrease in pre-tax income compared with 2000, partially offset by an increase in the Company’s effective tax rate. The Company’s effective tax rate increase is primarily attributable to the impact of non-deductible goodwill amortization in 2001.

Liquidity and Capital Resources

     Our cash requirements are primarily for working capital, the improvement and expansion of existing facilities and the construction of new facilities. Historically, these cash requirements have been met through the issuance of debt instruments, including floor plan notes payable, borrowings from UAG and cash flow from operations. UAG has agreed to support any required capital needs of the Company in the event cash flow from operations is not sufficient to fund working capital requirements and the Company is not able to raise capital through the issuance of additional debt at commercially reasonable rates.

     We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing agreements with DaimlerChrysler Services North America LLC. We make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. The floor plan agreements grant a security interest in substantially all of our assets. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in LIBOR. Outstanding borrowings under floor plan arrangements amounted to $21.3 million as of December 31, 2002.

     UAG is party to a $700.0 million credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation which provides for revolving loans to be used for acquisitions, working capital, the repurchase of common stock, letters of credit and general corporate purposes. UAG’s credit agreement is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of our assets not pledged as security under our floor plan agreements are subject to security interests granted to lenders under UAG’s credit agreement.

     In March 2002, UAG issued $300.0 million of senior subordinated notes due 2012. The notes are fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company.

     During 2002, net cash provided by operations amounted to $14.5 million. Net cash used in investing activities during 2002 totaled $5.8 million, which relates to capital expenditures incurred in connection with the renovation of our sales and service facilities. Net cash used in financing activities during 2002 totaled $8.7 million, including distributions to UAG and repayments of long-term debt.

     We believe that our cash flow provided by operating activities and our existing capital resources, including the liquidity provided by our floor plan financing arrangements and the support indicated by UAG, will be sufficient to fund our current operations and commitments for the next twelve months. To the extent we pursue acquisitions or initiate incremental facility construction or renovation projects, we may need to raise additional capital. There is no assurance that we would be able to access capital or increase our borrowing capabilities on terms acceptable to us, if at all.

Cyclicality

     Unit sales of motor vehicles, particularly new vehicles, historically have been cyclical, fluctuating with general economic cycles. During economic downturns, the automotive retailing industry tends to experience similar periods of decline and recession as the general economy. We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, fuel prices, interest rates and credit availability.

Seasonality

     Our business is modestly seasonal overall. Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons. Accordingly, we expect our revenues and profitability to be generally lower in our first and fourth quarters as compared to our second and third quarters. The service and parts business at our dealership experiences relatively modest seasonal fluctuations.

New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) was issued in June 2002 and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the timing of the recognition of exit costs associated with restructuring activities. Under the new standard, certain exit costs will be recognized over the period in which the restructuring activities occur, rather than at the point in time the Company commits to the restructuring plan. SFAS No. 146 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

     Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) was issued in November 2002. FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. FIN 45 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows. The disclosure provisions of FIN 45 are effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of FIN 45 as of December 31, 2002.

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 50 (“FIN 46”) was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on our results of operations, financial position or cash flows.

Effects of Inflation

     We believe that the relatively moderate rates of inflation over the last few years have not had a significant impact on revenues or profitability. We do not expect inflation to have any near-term material effects on the sale of our products and services. However, there can be no assurance that there will be no such effect in the future.

     We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on LIBOR. Such rates have historically increased during periods of increasing inflation. We do not believe that we would be placed at a competitive disadvantage should interest rates increase due to increased inflation since most other automotive dealerships have similar floating rate borrowing arrangements.

Forward Looking Statements

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report may include “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

•	our future financial performance;

•	future acquisitions;

•	future capital expenditures;

•	our ability to respond to economic cycles;

•	trends in the automotive retail industry and in the general economy;

•	trends affecting our future financial condition or results of operations; and

•	our business strategy.

     Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors identified from time to time in our periodic reports filed with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

•	automobile manufacturers exercise significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more of the automobile manufacturers we represent may negatively impact our revenues and profitability;

•	we may not be able to satisfy our capital requirements for financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to obtain incentive payments from manufacturers and our profitability;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	automotive retailing is a mature industry with limited potential in new vehicle sales;

•	if we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our business is subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealership will be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our dealership is subject to federal, state and local environmental regulations that may result in claims and liabilities;

•	the substantial amount of indebtedness of UAG may limit our ability to obtain financing for acquisitions or capital expenditures;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business;

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rates. We are exposed to market risk from changes in the interest rates on our floor plan financing arrangements. Outstanding balances under floor plan financing arrangements bear interest at a variable rate based on a margin over LIBOR. Based on the average aggregate outstanding amounts under floor plan financing arrangements during the year ended December 31, 2002, a 100 basis point change in interest rates would result in an approximate $0.2 million change to our annual floor plan interest expense.

Item 8. Financial Statements and Supplementary Data

     See the financial statements listed in the accompanying Index to Financial Statements for the information required by this item.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Omitted pursuant to the Instruction.

Item 11. Executive Compensation

     Omitted pursuant to the Instruction.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Omitted pursuant to the Instruction.

Item 13. Certain Relationships and Related Transactions

     Omitted pursuant to the Instruction.

Item 14. Disclosure Controls and Procedures

     We maintain a set of disclosure controls and procedures designed to ensure that material information related to the Company is made known to our principal executive officer and principal financial officer, in particular during the period in which the quarterly and annual reports are being prepared. Based on our most recent evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial Statements

     The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

     (b)  Reports on Form 8-K.

     (c)  Exhibits

3.1	Certificate of Formation dated November 28, 2001
3.2	Limited Liability Company Agreement
10.1	Form of Audi Dealer Sales and Service Agreement with Audi of America, a division of Volkswagon of America, Inc., including Standard Provisions
10.2.1	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement, including Standard Provisions.
10.2.2	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement, including Standard Provisions.
10.3	Form of Porsche Sales and Service Agreement with Porsche North America, including Standard Provisions
10.4	Indenture dated as of March 18, 2002 between United Auto Group, Inc, the Guarantors named therein and Bank One Trust Company, N.A., as Trustee,
10.5	Form of 9 5/8 Senior Subordinated Note Due 2012 of United Auto Group, Inc. (including form of Guarantee of HBL, LLC)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (d)  Schedules — None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on April 11, 2003.

HBL, LLC

By:	/s/	ROGER S. PENSKE, JR.

Roger S. Penske, Jr. Chairman of the Board

Signature	Title	Date

/s/ ROGER S. PENSKE, JR. Roger S. Penske, Jr.	Chairman of the Board and Director (Principal Executive Officer)	April 11, 2003

/s/ THOMAS E. SCHMITT Thomas E. Schmitt	Secretary and Treasurer (Principal Accounting Officer)	April 11, 2003

/s/ JAMES R. DAVIDSON James R. Davidson	Director	April 11, 2003

/s/ ROBERT H. KURNICK, JR. Robert H. Kurnick, Jr.	Director	April 11, 2003

CERTIFICATIONS

Certification of Principal Executive Officer

I, Roger S. Penske, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of HBL, LLC;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 11, 2003

Roger S. Penske, Jr.
Chairman of the Board
(Principal Executive Officer)

Certification of Principal Financial Officer

I, Thomas E. Schmitt, certify that:

1.	I have reviewed this annual report on Form 10-K of HBL, LLC;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 11, 2003

Thomas E. Schmitt
Secretary and Treasurer
(Principal Financial Officer)

INDEX TO FINANCIAL STATEMENTS

HBL, LLC
Independent Auditors’ Reports	F-2
Balance Sheets as of December 31, 2002 and 2001.	F-5
Statements of Operations for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000.	F-6
Statements of Stockholders’ Equity/ Members’ Capital for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000.
F-8
Statements of Cash Flows for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000.	F-10
Notes to Financial Statements	F-12

INDEPENDENT AUDITORS’ REPORT

To the Members
HBL, LLC

     We have audited the accompanying balance sheet of HBL, LLC, formerly known as HBL, Inc. (the “Company”), as of December 31, 2002 and the related statements of operations, stockholders’ equity/members’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to statement of financial accounting standards No. 142.

/s/ Deloitte & Touche LLP

New York, New York
January 29, 2003

INDEPENDENT AUDITORS’ REPORT

To the Members
HBL, LLC

     We have audited the accompanying balance sheet of HBL, LLC, formerly known as HBL, Inc. (the “Company”), as of December 31, 2001 and the related statements of operations, stockholders’ equity/members’ capital and cash flows for the ten-month period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HBL, LLC as of December 31, 2001, and the results of its operations and its cash flows for the ten-month period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe, Chizek and Company LLP

South Bend, Indiana
May 10, 2002

INDEPENDENT AUDITORS’ REPORT

To the Shareholder
HBL, Inc.

     We have audited the accompanying statements of operations, stockholder’s equity and cash flow of HBL, Inc. (the “Company”) for the two months ended February 28, 2001 and the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, HBL, Inc.’s results of operations and cash flows for the two months ended February 28, 2001 and the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kaiser Scherer & Schlegel, PLLC

Washington, D.C.
April 9, 2001

HBL, LLC

BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	9,489	10,626
Inventories	23,044	20,336
Other current assets	451	347

Total current assets	32,984	31,309
Property and equipment, net	6,416	753
Goodwill	68,281	63,030
Due from Parent	—	866
Other assets	2	2

Total Assets	$107,683	$95,960

LIABILITIES AND MEMBERS’ CAPITAL
Floor plan notes payable	$21,267	$19,022
Accounts payable	2,854	3,293
Accrued expenses	12,065	6,413

Total current liabilities	36,186	28,728
Long-term debt	70,332	71,318
Other long-term liabilities	3,624	1,095

Total Liabilities	110,142	101,141

Commitments and contingent liabilities
Members’ Capital
Members’ Capital	—	—
Retained earnings (deficit)	(2,459)	(5,181)

Total Members’ Capital	(2,459)	(5,181)

Total Liabilities and Members’ Capital	$107,683	$95,960

See Notes to Financial Statements.

HBL, LLC

STATEMENTS OF OPERATIONS
(In thousands)

		Ten Months
	Year Ended	Ended
	December 31,	December 31,
	2002	2001

New vehicle sales	$112,641	$106,036
Used vehicle sales	48,988	42,552
Finance and insurance	7,255	7,291
Service and parts	25,643	20,710
Fleet sales	3,270	—
Wholesale vehicle sales	12,052	10,622

Total revenues	209,849	187,211
Cost of sales	179,851	159,989

Gross profit	29,998	27,222
Selling, general and administrative expenses	21,728	20,828

Operating income	8,270	6,394
Floor plan interest expense	(480)	(592)
Other interest expense	(2,637)	(3,715)

Income before income tax provision	5,153	2,087
Income tax provision	—	(1,353)

Net income	$5,153	$734

See Notes to Financial Statements.

HBL, INC.

STATEMENTS OF OPERATIONS
(In thousands)

	Two Months	Year
	Ended	Ended
	February 28,	December 31,
	2001	2000

Sales	$31,756	$213,271
Subrental income	—	267
Interest income	22	107
Other income	(5)	234

Total revenues	31,773	213,879

Cost of sales	26,921	181,611
Selling, general and administrative	3,683	21,716
Interest	168	1,113
Depreciation	72	430

Total costs and expenses	30,844	204,870

Income before bonuses and taxes	929	9,009
Bonuses	4,099	5,051

Income (loss) before income taxes	(3,170)	3,958
Income tax provision (benefit)	(1,173)	1,621

Net income (loss)	$(1,997)	$2,337

See Notes to Financial Statements.

HBL, LLC

STATEMENT OF STOCKHOLDERS’ EQUITY/MEMBERS’ CAPITAL
(In thousands, except share data)

						Total
	Voting Common Stock					Stockholders'
						Equity /
			Paid-in	Retained	Members'	Members
	Issued Shares	Amount	Capital	Earnings	Capital	Capital

Balances, March 1, 2001	50,000	$50	$603	$2,048	$—	$2,701
Effect of push down and purchase accounting at acquisition date	—	(50)	(603)	(2,048)	—	(2,701)

Adjusted Balances, March 1, 2001	50,000	—	—	—	—	—
Distributions to Parent	—	—	—	(5,915)	—	(5,915)
Net income	—	—	—	734	—	734
Formation of HBL, LLC	(50,000)	—	—	5,181	(5,181)	—

Balances, December 31, 2001	—	—	—	—	(5,181)	(5,181)
Distributions to Parent	—	—	—	—	(2,431)	(2,431)
Net Income	—	—	—	—	5,153	5,153

Balances, December 31, 2002	—	$—	$—	$—	$(2,459)	$(2,459)

See Notes to Financial Statements.

HBL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Voting Common Stock
					Total
			Paid-in	Retained	Stockholders'
	Issued Shares	Amount	Capital	Earnings	Equity

Balances, January 1, 2000	50,000	$50	$603	$3,704	$4,357
Dividends	—	—	—	(928)	(928)
Net income	—	—	—	2,337	2,337

Balances, December 31, 2000	50,000	50	603	5,113	5,766
Dividends	—	—	—	(1,068)	(1,068)
Net loss	—	—	—	(1,997)	(1,997)

Balances, February 28, 2001	50,000	$50	$603	$2,048	$2,701

HBL, LLC

STATEMENTS OF CASH FLOWS
(In thousands)

		Ten Months
	Year Ended	Ended
	December 31,	December 31,
	2002	2001

Operating Activities:
Net income	$5,153	$734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	1,429
Deferred income taxes	—	1,328
Changes in operating assets and liabilities:
Accounts receivable	1,136	(4,864)
Inventories	(2,707)	(2,859)
Floor plan notes payable	2,245	5,493
Accounts payable and accrued expenses	5,212	644
Other	3,294	(29)

Net cash provided by operating activities	14,486	1,876

Investing Activities:
Purchase of equipment and improvements	(5,817)	(598)
Cash received as part of the acquisition	—	731

Net cash provided by (used in) investing activities	(5,817)	133

Financing Activities:
Distributions to Parent	(2,431)	(5,915)
Payments of long-term debt	(6,238)	3,906

Net cash used in financing activities	(8,669)	(2,009)

Net change in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

See Notes to Financial Statements

HBL, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Two Months	Year
	Ended	Ended
	February 28,	December 31,
	2001	2000

Operating Activities:
Net income (loss)	$(1,997)	$2,337
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	72	430
Deferred income taxes	(1,484)	(112)
(Gain) loss on disposal of property and equipment	9	(18)
Increase in LIFO reserve	—	145
Changes in operating assets and liabilities:
Accounts receivable, net	1,381	798
Inventories	(4)	(3,199)
Accounts payable and accrued expenses	3,643	251
Deferred service contract earnings	—	172
Other	(4)	63

Net cash provided by operating activities	1,616	867

Investing Activities:
Purchases of property and equipment	(13)	(229)
Proceeds from disposal of property and equipment	—	218
Increase in finance receivables	134	83
Increase in advances to/from affiliates	(99)	(364)

Net cash provided by (used in) investing activities	22	(292)

Financing Activities:
Net increase (decrease) in floor plan notes	(1,540)	361
Decrease in officer loan	—	(250)
Deferred financing costs	—	(53)

Net cash provided by (used in) financing activities	(1,540)	58

Net increase in cash and cash equivalents	98	633
Cash and cash equivalents, beginning of period	633	—

Cash and cash equivalents, end of period	$731	$633

See Notes to Financial Statements

HBL, LLC

NOTES TO FINANCIAL STATEMENTS
 (Dollars in Thousands, Except Share Data)

1.     Organization and Summary of Significant Accounting Policies

     HBL, LLC, formerly known as HBL, Inc. (“HBL” or the “Company”), is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, finance and insurance products and other aftermarket products. The Company operates the dealership under franchise agreements with Mercedes-Benz, Audi and Porsche. In accordance with the individual franchise agreements, the dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealership, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results.

     HBL, a Delaware limited liability company, is a majority owned subsidiary of HBL Holdings, Inc. (“Holdings”), a Delaware corporation that is a wholly owned subsidiary of Lantzsch-Andreas Enterprises, Inc. (“LAE”). LAE is a wholly owned subsidiary of United Auto Group, Inc. ( “UAG” or “Parent”), which UAG acquired on March 1, 2001 for $67.4 million (the “Acquisition”). During the period from March 1, 2001 through December 30, 2001, the operations of the franchises currently owned and operated by HBL were owned and operated by Holdings, which had no assets and liabilities other than those relating to the automobile franchises then owned by HBL. On December 31, 2001, Holdings formed HBL, LLC and contributed all of its assets and liabilities to HBL, LLC. Concurrent with the contribution of assets and liabilities to HBL, LLC, Holdings sold a 10% member interest in HBL, LLC to Roger Penske, Jr. for $7.2 million. HBL is operated pursuant to an operating agreement dated as of December 31, 2001 (the “Operating Agreement”) between UAG and Roger Penske, Jr.

Basis of Presentation

     As discussed above, UAG acquired HBL on March 1, 2001. Operating results, financial position and cash flows for the period prior to the formation of HBL reflect the operating results, financial position and cash flows of Holdings. In accordance with Securities & Exchange Commission Staff Accounting Bulletin No. 54 (“SAB No. 54”), UAG has “pushed down” HBL’s purchase price in revaluing the assets and liabilities of HBL. According to the provisions of SAB No. 54, purchase transactions that result in an entity becoming wholly-owned require a new basis of accounting for the purchased assets and liabilities. As a result of the purchase, HBL recorded the following purchase price adjustments:

Increase/
(Decrease)

Current assets	$2,219
Property and equipment	(1,935)
Intangible assets	69,668
Accrued liabilities	637
Other long-term liabilities	(242)
Long-term debt	72,258
Stockholders’ equity	(2,701)

     The financial statements of HBL for the two-month period ended February 28, 2001 and for the year ended December 31, 2000 reflect the accounting basis used by Holdings prior to its acquisition by UAG. The financial statements of HBL subsequent to March 1, 2001 reflect the accounting basis for the acquired assets and liabilities, including intangibles, utilized subsequent to the Acquisition. The basis of accounting used after the Acquisition is not comparable to the basis of accounting used prior to the Acquisition.

Cash and Cash Equivalents

     Cash and cash equivalents include all highly-liquid investments that have an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments

     Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt, including floor plan notes payable. The carrying amount of all significant financial instruments approximates fair value due either to length of maturity or the existence of variable interest rates that approximate prevailing market rates.

Revenue Recognition

     The Company records revenue when vehicles are delivered and title has passed to the customer, when vehicle service work is performed and when parts are delivered. The Company also arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institutions. The Company also receives commissions from the sale of various insurance products to customers, including credit, life and health insurance policies and extended warranty contracts. The Company receives fee income from the placement of these contracts at the time the customers enter into the agreements. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay, thereby terminating the agreement. Customers may also terminate extended warranty contracts, which are fully paid at purchase, with the underlying warranty provider and become eligible for refunds of unused premiums. In the event that the consumer terminates a retail finance contract or cancels an extended warranty or other insurance product prior to scheduled maturity, a portion of the commissions received may be charged back to us based on the relevant terms of the contracts. The income we record relating to these fees is net of an estimate of the ultimate amount of chargebacks we will be required to pay. Such estimate of ultimate chargeback exposure is based on our historical chargeback expense, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended warranty contracts and other insurance products, arising from similar contracts. Prior to the Acquisition, the Company was the warrantor with respect to certain extended warranty insurance products it sold to customers. Commission revenue from the sale of such contracts was amortized over the warranty period using the straight-line method.

Contracts in Transit

     Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between the Company, as creditor, and the customer, as borrower, to acquire or lease a vehicle whereby a third-party finance source has given the Company initial, non-binding approval to assume the Company’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction give by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction. Until such final approval is given, the contracts in transit represent amounts due form the customer to the Company. Contracts in transit, included in accounts receivable, net in the Company’s balance sheets, amounted to $5,121 and $6,917 as of December 31, 2002 and 2001, respectively.

Inventory Valuation

     Inventories are stated at the lower of cost or market. Cost for new and used vehicle inventories is determined using the specific identification method. Cost for parts, accessories and other inventories is based on factory list prices. Prior to the Acquisition, cost for new vehicle inventories was determined using the last-in, first-out (“LIFO”) method and cost for parts, accessories and other inventories was based on the first-in, first-out (“FIFO”) method.

Property and Equipment

     Property and equipment are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Useful lives for purposes of computing depreciation for assets, other than equipment under capital lease and leasehold improvements, are between 5 and 10 years. Leasehold improvements and equipment under capital lease are depreciated over the shorter of the term of the lease or the estimated useful life of the asset.

     Expenditures relating to recurring repair and maintenance are expensed as incurred. Expenditures that increase the useful life or substantially increase the serviceability of an existing asset are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

Income Taxes

     HBL is not an income tax paying entity. Accordingly, no income tax provision is made in the accounts of HBL for the period after which HBL was formed, since such taxes are liabilities of HBL’s members. For the period from March 1, 2001 through December 31, 2001, Holdings was included in the consolidated federal and state tax returns of UAG. For the period from January 1, 2000 through February 28, 2001, Holdings was included in the consolidated federal and state tax returns of LAE. The income taxes reflected in the accompanying financial statements represent taxes relating to HBL computed on a stand-alone basis.

     Income taxes for periods through December 31, 2001 are provided in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax assets or liabilities are computed based upon the difference between financial reporting and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is provided when it is more likely than not that taxable income will not be sufficient to fully realize deferred tax assets.

Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired in connection with the Acquisition. As discussed below, the Company no longer amortizes goodwill. Prior to January 1, 2002, goodwill was amortized on a straight line basis over periods not exceeding 40 years. Amortization expense for the ten months ended December 31, 2001 was $1,387.

Impairment of Long-Lived Assets

     The carrying value of long-lived assets is reviewed if the facts and circumstances, such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate, indicate that they may be impaired. The Company performs its review by comparing the carrying amounts of long-lived assets to the estimated undiscounted cash flows relating to such assets. If any impairment in the value of the long-lived assets is indicated, the carrying value of the long-lived assets is adjusted to reflect such impairment based on the fair value of the impaired assets or an estimate of fair value based on discounted cash flows.

Impairment of Goodwill

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized subsequent to December 31, 2001, however, it must be tested for impairment annually or more frequently when events or circumstances indicate possible impairment. The impairment test of goodwill, which is performed in a two-step process, is calculated at the reporting unit level. The first step identifies potential impairments by comparing the estimated fair value of each reporting unit with its corresponding net book value, including goodwill. If the fair value of the reporting unit exceeds is net book value, goodwill is not impaired and the second step of the impairment test is not required. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test determines the possible impairment loss by comparing the implied fair value of goodwill with its carrying amount. If the implied goodwill is less than the carrying amount, the carrying value of the goodwill is adjusted to reflect its implied fair value. The Company performs its annual impairment test during its fiscal fourth quarter.

Defined Contribution Plan

     The Company sponsors a defined contribution plan covering a significant majority of the Company’s employees. Company contributions to the plan are based on the level of compensation and contribution by plan participants. The Company incurred expense of $100, $71, $0 and, $25 relating to such plan during the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000, respectively.

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, income taxes, intangible assets and certain reserves.

Advertising

     Advertising costs are expensed as incurred. The Company incurred advertising costs of $1,898, $1,393, $242, and $1,634 during the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000, respectively.

Manufacturer Incentives

     The Company is the recipient of incentives from the manufacturers at each of its dealerships. These incentives are variable, the receipt of which are based, among other things, upon the number of new vehicles purchased by the dealerships, the attainment of specified new vehicle retail unit sales, the attainment of certain customer satisfaction levels as measured by the manufacturer, and reimbursements for qualified advertising expenditures by the dealerships. All such incentive payments are treated as a reduction of cost of good sold when earned, other than reimbursements of qualified advertising expenditures which are treated as a reduction of selling, general and administrative expense.

Derivative Instruments

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value would be recorded in earnings immediately. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated in a cash-flow hedge, effective changes in the fair value of the derivative are recorded in other comprehensive income and recorded in the income statement when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. The Company adopted SFAS 133 on January 1, 2001, which had no impact on its financial position or results of operations.

2.     Inventories

     Inventories consisted of the following:

	December 31,	December 31,
	2002	2001

New vehicles	$17,393	$14,460
Used vehicles	4,418	4,399
Parts, accessories and other	1,233	1,477

Total inventories	$23,044	$20,336

     As previously stated, the Company used the LIFO method for valuing new vehicle inventories for all periods presented prior to the Acquisition. Had the FIFO method been used for valuing new vehicle inventories, the Company would have reported net income (loss) of ($1,991) and $2,525 for the two months ended February 28, 2001 and the year ended December 31, 2000, respectively.

3.     Property and Equipment

     Property and equipment consisted of the following:

	December 31,	December 31,
	2002	2001

Furniture, fixtures and equipment	$676	$301
Leasehold improvements	5,913	489

Total	6,589	790
Less: Accumulated depreciation and amortization	173	37

Property and equipment, net	$6,416	$753

     Depreciation and amortization expense for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000 was $153, $42, $72 and $430, respectively.

4.     Floor Plan Notes Payable

     The Company currently finances the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements with DaimlerChrysler Services North America LLC. The floor plan financing agreements with DaimlerChrysler Services North America LLC are guaranteed by UAG. Prior to the Acquisition, the Company financed the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing agreements with a bank. Under the terms of its current floor plan financing agreements, the Company makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. Outstanding borrowings under floor plan financing arrangements as of December 31, 2002 and 2001 were $21,267, and $19,022, respectively. The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealerships, and require repayment after a vehicle’s sale. Prior to the Acquisition, the Company’s floor plan financing agreement was guaranteed by LAE. Interest rates on the floor plan agreements are variable and increase or decrease based on movements in LIBOR. Floor plan interest expense for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000 was $480, $592, $165 and $1,095, respectively.

5.     Operating Lease Obligations

     The Company leases its dealership facilities under non-cancelable operating lease agreements with expiration dates through 2028, including all option periods available to the Company.

     Minimum future rental payments required under non-cancelable operating leases in effect as of December 31, 2002 follow:

2003	$3,300
2004	3,562
2005	3,582
2006	3,602
2007	3,622
2008 and thereafter	48,831

$66,499

     Rent expense for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000 amounted to $2,384, $2,006, $418 and $2,496, respectively.

6.     Long-Term Debt

     Long-term debt represents the debt incurred by UAG in connection with the Acquisition. The interest expense included in these financial statements reflects UAG’s weighted average interest rate of 3.75% and 6.25% on this indebtedness during 2002 and 2001 respectively. UAG borrowed these funds under a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation that provides UAG with revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes. UAG’s credit agreement is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of our assets are subject to security interests granted to lenders under UAG’s credit agreement.

     In March 2002, UAG issued $300.0 million of senior subordinated notes due 2012 pursuant to Rule 144A and Regulation S and filed a registration statement with the SEC in January 2003 offering to exchange publicly-traded notes for the notes issued in March 2002. The notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

7.     Related Party Transactions

     From time to time, the Company pays and/or receives fees from UAG and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. In addition, management fees of $900 and $1,498 were charged to HBL by UAG or its affiliates for the year ended December 31, 2002 and the ten month period ended December 31, 2001, respectively. Aggregate payments relating to related party transactions amounted to $1,456 and $1,943 for the year ended December 31, 2002 and the ten month period ended December 31, 2001, respectively.

     Prior to the Acquisition, the property leased by the Company for its dealership operations was owned by an entity controlled by LAE’s principal shareholders. The Company leased the facility under an operating lease agreement which was set to expire in 2008. The terms of this lease were re-negotiated in connection with the Acquisition. In addition, in the two months ended February 28, 2001 the Company distributed non-interest bearing related party receivables to LAE of $1,068. During the year ended December 31, 2000, LAE allocated costs of $2,398 to the Company, the Company distributed non-interest bearing related party receivables to LAE of $928, and the Company received sub-rental income of $267.

8.     Members’ Equity/Stockholders’ Equity

     The Company made distributions pursuant to the terms of the Operating Agreement in the amount of $2,431 and $5,915 during the year ended December 31, 2002 and the ten months ended December 31, 2001, respectively. Prior to the Acquisition, the Company made distributions to LAE of $1,068 and $928 during the two months ended February 28, 2001 and the year ended December 31, 2000, respectively.

9.     Income Taxes

     The income tax provision (benefit) consisted of the following:

	Ten	Two
	Months	Months	Year
	Ended	Ended	Ended
	December 31,	February 28,	December 31,
	2001	2001	2000

Current:
Federal	$21	$252	$1,470
State and local	4	45	263

Total current	25	297	1,733

Deferred:
Federal	1,123	(1247)	(95)
State and local	205	(223)	(17)

Total deferred	1,328	(1,470)	(112)

Income tax (benefit) provision	$1,353	$(1,173)	(1,621)

     The income tax provision (benefit) varied from the U.S. federal statutory income tax rate due to the following:

	Ten	Two
	Months	Months	Year
	Ended	Ended	Ended
	December 31,	February 28,	December 31,
	2001	2001	2000

Income tax provision (benefit) at the Federal statutory rate of 35%	$730	$(1,110)	$1,385
State and local income taxes, net of federal benefit	136	(118)	148
Non-deductible amortization of goodwill	487	—	—
Other	—	55	88

Income tax provision (benefit)	$1,353	$(1,173)	$1,621

10.     Supplemental Cash Flow Information

     Cash paid interest for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000 was $480, $592, $194 and $1,121, respectively. Cash paid income taxes for the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000 was $621, $0 and $1,569, respectively. Non cash investing and financing activities include the distribution of intercompany receivables of $1,068 for the two-months ended February 28, 2001 and $928 in the year ended December 31, 2000.

11.     Disposition

     On February 22, 2002, HBL sold substantially all of the assets of a Land Rover operation, including the franchise rights to the Land Rover product line, to an unaffiliated third party for $1.4 million in cash. Total revenues for the year ended December 31, 2002 and the ten months ended December 31, 2001 were $1,805 and $13,101, respectively.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Formation dated November 28, 2001
3.2	Limited Liability Company Agreement.
10.1	Form of Audi Dealer Sales and Service Agreement with Including Standard Provisions.
10.2.1	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement, including Standard Provisions.
10.2.2	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement, including Standard Provisions.
10.3	Form of Porsche Sales and Service Agreement.
10.4	Indenture dated as of March 18, 2002 between United Auto Group, Inc., the guarantors named therein and Bank One Trust Company, N.A., as Trustee.
10.5	Form of 9 5/8% Senior Subordinated Note Due 2012 of United Auto Group, Inc. (including form of Guarantee of HBL, LLC)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.