Form 10-Q
period 2003-03-31
HBL LLC
filed 2003-05-15
CIK 1172181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 333-87452-112

HBL, LLC
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 2555 Telegraph Road, Bloomfield Hills, Michigan (Address of principal executive offices)	38-3635872 (I.R.S. Employer Identification No.) 48302-0954 (Zip Code)

Registrant’s telephone number, including area code (248) 648-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The registrant meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified therein.

Part I
Financial Statements and Supplementary Data (unaudited)
Condensed Balance Sheets as of March 31, 2003 and December 31, 2002
Condensed Statements of Income for the three months ended March 31, 2003 and 2002
Condensed Statements of Cash Flow for the three months ended March 31, 2003 and 2002
Condensed Statement of Members’ Deficit for the three months ended March 31, 2003
Notes to Condensed Financial Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Controls and Procedures
PART II
Legal Proceedings
Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Retail Dealer Sales & Services Agreement
Sec. 906 Certification of Chief Executive Officer
Sec. 906 Certification of Chief Financial Officer

HBL, LLC

CONDENSED BALANCE SHEETS
(In Thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	8,921	9,489
Inventories	23,485	23,044
Other current assets	804	451

Total current assets	33,210	32,984
Property and equipment, net	7,453	6,416
Goodwill	68,281	68,281
Other assets	2	2

Total Assets	$108,946	$107,683

LIABILITIES AND MEMBERS DEFICIT
Liabilities
Floor plan notes payable	$20,610	$21,267
Accounts payable	3,206	2,854
Accrued expenses	12,774	12,065

Total current liabilities	36,590	36,186
Long-term debt	70,332	70,332
Other long-term liabilities	3,619	3,624

Total Liabilities	110,541	110,142
Commitments and Contingencies
Members’ Deficit
Accumulated Deficit	(1,595)	(2,459)

Total Liabilities and Members’ Deficit	$108,946	$107,683

See Notes to Condensed Financial Statements

HBL, LLC

CONDENSED STATEMENTS OF INCOME
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

New vehicle sales	$23,586	$27,145
Used vehicle sales	9,900	12,306
Finance and insurance	901	967
Service and parts	6,632	6,200
Fleet sales	901	1,242
Wholesale vehicle sales	2,394	2,836

Total revenues	44,314	50,696
Cost of sales	37,145	43,049

Gross profit	7,169	7,647
Selling, general and administrative expenses	5,578	5,422

Operating income	1,591	2,225
Floor plan interest expense	127	126
Other interest expense	586	725

Net Income	$878	$1,374

See Notes to Condensed Financial Statements

HBL, LLC

CONDENSED STATEMENTS OF CASH FLOW
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Operating activities:
Net income	$878	$1,374
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	82	41
Changes in operating assets and liabilities:
Accounts receivable	568	1,528
Inventories	(441)	(611)
Floor plan notes payable	(656)	(61)
Accounts payable and accrued expenses	451	(255)
Other	251	(32)

Net cash provided by operating activities	1,133	1,984

Investing activities:
Purchase of property and equipment	(1,119)	(1,360)

Financing activities:
Distributions	(14)	(624)

Net change in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

See Notes to Condensed Financial Statements

HBL, LLC

CONDENSED STATEMENT OF MEMBERS’ DEFICIT
(In Thousands)
(Unaudited)

		Total
	Accumulated	Members'
	Deficit	Deficit

Balances, January 1, 2003	$(2,459)	$(2,459)
Distributions	(14)	(14)
Net income	878	878

Balances, March 31, 2003	$(1,595)	$(1,595)

See Notes to Condensed Financial Statements

HBL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS
(In Thousands)
(Unaudited)

1. Interim Financial Statements

     Organization

     HBL, LLC (“HBL” or the “Company”), is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, finance and insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with Mercedes-Benz, Audi and Porsche. In March 2003 the Company was awarded an Aston Martin franchise, which is expected to commence operations during 2003. In accordance with the individual franchise agreements, the dealerships are subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results.

     HBL, a Delaware limited liability company, is a majority-owned subsidiary of HBL Holdings, Inc. (“Holdings”), a Delaware corporation that is a wholly-owned subsidiary of Lantzsch-Andreas Enterprises, Inc. (“LAE”). LAE is a wholly-owned subsidiary of United Auto Group, Inc. (“UAG”). On December 31, 2001, Holdings sold a 10% member interest in HBL, LLC to Roger Penske, Jr. HBL is operated pursuant to an operating agreement dated as of December 31, 2001 (the “Operating Agreement”) between UAG and Roger Penske, Jr.

     Basis of Presentation

     The information presented as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of HBL believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, which were included as part of the Company’s Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year consolidated condensed financial statements to conform to the current year presentation.

     New Accounting Pronouncements

     In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor"(“EITF 02-16”). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs. The adoption of EITF 02-16 did not have any impact on the Company’s results of operations, financial position or cash flows.

     Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) was issued in June 2002 and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the timing of the recognition of exit costs associated with restructuring activities. Under the new standard, certain exit costs will be recognized over the period in which the restructuring activities occur, rather than at the point in time the Company commits to the restructuring plan. The adoption of SFAS No. 146 did not have any impact on the Company’s results of operations, financial position or cash flows.

     Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) was issued in November 2002. FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The adoption of FIN 45 did not have any impact on the Company’s results of operations, financial position or cash flows.

     FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”) was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not currently participate in any variable interest entities.

     Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual result could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, intangible assets and certain reserves.

2. Inventories

     Inventories consisted of the following:

	March 31,	December 31,
	2003	2002

New vehicles	$17,940	$17,393
Used vehicles	4,150	4,418
Parts, accessories and other	1,395	1,233

Total inventories	$23,485	$23,044

3. Supplemental Cash Flow Information

     The following table presents certain supplementary information to the consolidated condensed statements of cash flows:

	Three Months Ended
	March 31,

	2003	2002

Cash paid for interest	$127	$126

4. Floor Plan Notes Payable

     The Company finances the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing agreements with DaimlerChrysler Services North America LLC. The Company makes monthly interest payments on the amount financed, but is generally not required to make loan principal repayments prior to the sale of the new and used vehicles financed. The floor plan agreements grant a security interest in substantially all assets. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in LIBOR. Outstanding borrowings under floor plan arrangements amounted to $20,600 as of March 31, 2003.

5. Long Term Debt

     Long-term debt represents the push down of UAG’s debt incurred when UAG acquired HBL. The interest expense included in these financial statements reflects UAG’s weighted average interest rate of 3.37% and 3.75% on this indebtedness during 2003 and 2002 respectively. UAG borrowed these funds under a credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of the Company’s assets are subject to security interests granted to lenders under UAG’s credit agreement.

     In March 2002, UAG completed the sale of $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012. The sale of the notes was exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. In February 2003, UAG exchanged the notes in a registered offering for $300,000 of new notes (the “Notes”) with identical terms. The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under UAG’s credit agreements and floor plan indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

6. Related Party Transactions

     From time to time, the Company pays and/or receives fees from UAG and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. In addition, management fees of $225 were charged to HBL by UAG or its affiliates for the quarters ended March 31, 2003 and 2002.

7. Disposition

     On February 22, 2002, HBL sold substantially all of the assets of a Land Rover dealership, including the franchise rights to the Land Rover product line, to an unaffiliated third party for $1,400 in cash. Total Land Rover revenues for the quarter ended March 31, 2002 were $1,800. It is anticipated that the aggregate cash flows generated by the Land Rover franchise will be replaced through the expansion of the remaining franchises, and as a result, conditions for reporting the operation of the Land Rover franchise as discontinued operations were not met.

8. Commitments and Contingencies

     From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2003, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the results of operations, financial condition or cash flows.

     The Company recently began a significant facility upgrade which is expected to be completed during 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors.

General

     HBL, LLC (“HBL” or the “Company”), is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, finance and insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with Mercedes-Benz, Audi and Porsche. In March 2003 the Company was awarded an Aston Martin franchise, which is expected to commence operations during 2003. In accordance with the individual franchise agreements, the dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealership, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results.

     HBL, a Delaware limited liability company, is a majority-owned subsidiary of HBL Holdings, Inc. (“Holdings”), a Delaware corporation that is a wholly-owned subsidiary of Lantzsch-Andreas Enterprises, Inc. (“LAE”). LAE is a wholly-owned subsidiary of United Auto Group, Inc. (“UAG” or “Parent”).

     On December 31, 2001, Holdings sold a 10% member interest in HBL, LLC to Roger Penske, Jr. HBL is operated pursuant to an operating agreement dated as of December 31, 2001 (the “Operating Agreement”) between UAG and Roger Penske, Jr.

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

     Floor plan interest expense relates to floor plan financing. Floor plan financing represents indebtedness incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense represents interest on the debt incurred by UAG when it acquired HBL.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenues

     Total revenues decreased $6.4 million, or 12.6%, from $50.7 million to $44.3 million. Significant sources of revenues include new vehicle retail revenues, used vehicle retail revenues, used vehicle wholesale revenues, fleet revenue, finance and insurance revenues, and parts and service revenues.

     New vehicle retail revenues decreased by $3.5 million, or 13.1%, from $27.1 million to $23.6 million. The decline in new vehicle retail revenues was due primarily to a decrease in unit sales versus the prior year, which management believes was caused in large part by severe weather in February. The sale of the Company’s Land Rover franchise in February 2002 resulted in a $0.8 million comparative decline in new vehicle retail revenues. Fleet revenues decreased by $0.3 million or 27.5% from $1.2 million to $.9 million. Fleet revenues result from sales to a vehicle rental company from our Mercedes franchise.

     Used vehicle retail revenues decreased by $2.4 million, or 19.5%, from $12.3 million to $9.9 million. The decline in used vehicle retail revenues was due primarily to a decrease in unit sales versus the prior year, which management believes was caused in large part by severe weather in February 2003. The sale of the Company’s Land Rover franchise in February 2002 resulted in a $0.3 million comparative decline in used vehicle retail revenues. Wholesale revenue decreased $0.4 or 15.6% from $2.8 million to $2.4 million.

     Finance and insurance revenues decreased by $0.1 million, or 6.8%, from $1.0 million to $0.9 million. This decrease was due principally to the decline in new and used retail vehicle volume.

     Service and parts revenues increased by $0.4 million, or 6.5%, from $6.2 million to $6.6 million. The increase is due primarily to increased utilization of our facilities subsequent to the sale of the Company’s Land Rover franchise offset by a decrease in volume which management believes was caused in large part by severe weather in February 2003. The sale of the Company’s Land Rover franchise in February 2002 resulted in a $.5 million comparative decline in service and parts revenues.

     Gross Profit

     Gross profit decreased by $0.5 million, or 6.3%, from $7.7 million to $7.2 million. The decrease in gross profit is due primarily to the decrease in new and used retail unit sales and the sale of the Land Rover franchise in February 2002. Gross profit as a percentage of revenues increased from 15.1% to 16.2%. The increase in gross profit as a percentage of revenues is due primarily to an increase in the relative proportion of service and parts sales to total sales.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $0.2 million, or 2.9%, from $5.4 million to $5.6 million. Such expenses increased as a percentage of total revenue from 10.7% to 12.6%, and increased as a percentage of gross profit from 70.9% to 77.8%. The aggregate increase in selling, general and administrative expenses is due principally to increased depreciation and amortization from increased capital expenditures, increased insurance costs and increased expenses related to February 2003’s severe weather.

     Floor Plan Interest Expense

     Floor plan interest expense was consistent with the prior year due to a decrease in the weighted average borrowing rate on floor plan indebtedness since 2002, offset by an increase in average inventory levels since 2002.

     Other Interest Expense

     Other interest expense decreased by $0.1 million, or 19.2%, from $.7 million to $0.6 million. The decrease is due primarily to a decrease in our weighted average interest rate since 2002.

Liquidity and Capital Resources

     Our cash requirements are primarily for working capital, the improvement and expansion of existing facilities and the construction of new facilities. Historically, these cash requirements have been met through the issuance of debt instruments, including floor plan notes payable, borrowings from UAG and cash flow from operations. UAG has agreed to support any required capital needs of the

Company in the event cash flow from operations is not sufficient to fund working capital requirements.

     We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing agreements with DaimlerChrysler Services North America LLC. We make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. The floor plan agreements grant a security interest in substantially all of our assets. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in LIBOR. Outstanding borrowings under floor plan arrangements amounted to $20.6 million as of March 31, 2003.

     UAG is party to a $700.0 million credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including us. Loans under such agreement bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. Substantially all of our assets not pledged as security under our floor plan agreements are subject to security interests granted to lenders under UAG’s credit agreement.

     In March 2002, UAG issued $300.0 million of senior subordinated notes due 2012. The notes are fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including us.

     During the first quarter of 2003, net cash provided by operating activities amounted to $1.1 million. Net cash used in investing activities during the first quarter of 2003 totaled $1.1 million, which relates to capital expenditures incurred in connection with the renovation of our sales and service facilities. Net cash used in financing activities during the first quarter of 2003 was less than $0.1 million, and consisted solely of distributions.

     We believe that our cash flow provided by operating activities and our existing capital resources, including the liquidity provided by our floor plan financing arrangements and the support indicated by UAG, will be sufficient to fund our current operations and commitments for the next twelve months.

Commitments and contingencies

     During the three months ended March 31, 2003, the Company began a significant facility upgrade which is expected to be completed during 2003.

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

Seasonality

     Our business is modestly seasonal overall. Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons. Accordingly, we expect our revenues and profitability to be generally lower in our first and fourth quarters as compared to our second and third quarters. The service and parts business at our dealerships experience relatively modest seasonal fluctuations.

New Accounting Pronouncements

     In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor"(“EITF 02-16”). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs. The adoption of EITF 02-16 did not have any impact on the Company’s results of operations, financial position or cash flows.

     Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) was issued in June 2002 and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the timing of the recognition of exit costs associated with restructuring activities. Under the new standard, certain exit costs will be recognized over the period in which the restructuring activities occur, rather than at the point in time the Company commits to the restructuring plan. The adoption of SFAS No. 146 did not have any impact on the Company’s results of operations, financial position or cash flows.

     Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) was issued in November 2002. FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The adoption of FIN 45 did not have a material impact on the Company’s results of operations, financial position or cash flows.

     FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”) was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not currently participate in any variable interest entities.

Effects of Inflation

     We believe that the relatively moderate rates of inflation over the last few years have not had a significant impact on revenues or profitability. We do not expect inflation to have any near-term material effects on the sale of our products and services. However, there can be no assurance that there will be no such effect in the future.

     We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on the prime rate or LIBOR. Such rates have historically increased during periods of increasing inflation. We do not believe that we would be placed at a competitive disadvantage should interest rates increase due to increased inflation since most other automotive dealerships have similar floating rate borrowing arrangements.

Forward Looking Statements

     This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

•	our future financial performance;

•	future acquisitions;

•	future capital expenditures;

•	our ability to respond to economic cycles;

•	trends in the automotive retail industry and in the general economy;

•	trends affecting our future financial condition or results of operations; and

•	our business strategy.

     Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in the reports and our other periodic filings with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

•	automobile manufacturers exercise significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	we may not be able to satisfy our capital requirements for making acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to obtain incentive payments from manufacturers and our profitability;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	automotive retailing is a mature industry with limited potential in new vehicle sales;

•	if we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships will be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	the substantial indebtedness of UAG may limit our ability to obtain financing for acquisitions or capital expenditures;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business; and

     We urge you to carefully consider these risk factors in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and Securities and Exchange Commission rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

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

PART II

Item 1 — Legal Proceedings

     From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2003, we are not a party to any legal proceedings that, individually or in aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 6 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Exhibits
	10.1	Aston Martin Lagonda of North America, Inc. Retail Dealer Sales and Service Agreement dated March 31, 2003 and Standard Provisions

	99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HBL, LLC

By: /s/ ROGER S. PENSKE, JR. Roger S. Penske, Jr. Chairman of the Board (Principal Executive Officer)

Date: May 15, 2003

By: /s/ THOMAS E. SCHMITT Thomas E. Schmitt Secretary and Treasurer (Principal Financial Officer)

Date: May 15, 2003

CERTIFICATIONS

I, Roger S. Penske, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of HBL, LLC (“HBL”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within HBL, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROGER S. PENSKE, JR Roger S. Penske, Jr. Chairman of the Board (Principal Executive Officer)

Date: May 15, 2003

CERTIFICATIONS

I, Thomas E. Schmitt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of HBL LLC (“HBL”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within HBL, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS E. SCHMITT Thomas E. Schmitt Secretary and Treasurer (Principle Financial Officer)

Date: May 15, 2003

EXHIBIT INDEX

10.1	Aston Martin Lagonda of North America, Inc. Retail Dealer Sales and Service Agreement dated March 31, 2003 and Standard Provisions

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002