Form 10-Q
period 2003-06-30
HBL LLC
filed 2003-08-14
CIK 1172181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 333-87452-112

HBL, LLC
(Exact name of registrant as specified in its charter)

DELAWARE	38-3635872
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
2555 Telegraph Road, Bloomfield Hills, Michigan	48302-0954
(Address of principal executive offices)	(Zip Code)

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

PART I
1. Financial Statements and Supplementary Data (unaudited)
Condensed Balance Sheets as of June 30, 2003 and December 31, 2002
Condensed Statements of Income for the three and six months ended June 30, 2003 and 2002
Condensed Statements of Cash Flow for the six months ended June 30, 2003 and 2002
Condensed Statement of Members’ Deficit for the six months ended June 30, 2003
Notes to Condensed Financial Statements
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
4. Controls and Procedures
PART II
1. Legal Proceedings
6. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Form of Dealer Agreement
302 Certification
302 Certification
906 Certification

	PART I

1.	Financial Statements and Supplementary Data (unaudited)
	Condensed Balance Sheets as of June 30, 2003 and December 31, 2002	3
	Condensed Statements of Income for the three and six months ended June 30, 2003 and 2002	4
	Condensed Statements of Cash Flow for the six months ended June 30, 2003 and 2002	5
	Condensed Statement of Members’ Deficit for the six months ended June 30, 2003	6
	Notes to Condensed Financial Statements	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
4.	Controls and Procedures	15

	PART II

1.	Legal Proceedings	16
6.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	16
	Signatures	17

HBL, LLC

CONDENSED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	11,030	9,489
Inventories	26,152	23,044
Other current assets	1,143	451

Total current assets	38,325	32,984
Property and equipment, net	11,071	6,416
Goodwill	68,281	68,281
Other assets	2	2

Total Assets	$117,679	$107,683

LIABILITIES AND MEMBERS' DEFICIT
Liabilities
Floor plan notes payable	$23,719	$21,267
Accounts payable	4,381	2,854
Accrued expenses	13,871	12,065

Total current liabilities	41,971	36,186
Long-term debt	74,412	70,332
Other long-term liabilities	3,676	3,624

Total Liabilities	120,059	110,142
Commitments and Contingencies
Members’ Deficit
Accumulated Deficit	(2,380)	(2,459)

Total Liabilities and Members’ Deficit	$117,679	$107,683

See Notes to Condensed Financial Statements

HBL, LLC

CONDENSED STATEMENTS OF INCOME
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

New vehicle sales	$33,652	$27,332	$57,238	$53,725
Used vehicle sales	14,968	13,824	24,868	25,807
Finance and insurance	1,415	767	2,316	1,722
Service and parts	8,385	6,638	15,017	12,359
Fleet sales	1,410	2,028	2,311	3,271
Wholesale vehicle sales	3,388	3,653	5,782	6,295

Total revenues	63,218	54,242	107,532	103,179
Cost of sales	53,627	46,534	90,772	88,189

Gross profit	9,591	7,708	16,760	14,990
Selling, general and administrative expenses	6,832	5,472	12,410	10,534

Operating income	2,759	2,236	4,350	4,456
Floor plan interest expense	(140)	(127)	(267)	(249)
Other interest expense	(593)	(763)	(1,179)	(1,488)

Net income	$2,026	$1,346	$2,904	$2,719

See Notes to Condensed Financial Statements

HBL, LLC

CONDENSED STATEMENTS OF CASH FLOW
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net income	$2,904	$2,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169	61
Changes in operating assets and liabilities:
Accounts receivable	(1,541)	1,847
Inventories	(3,108)	778
Floor plan notes payable	2,452	(2,067)
Accounts payable and accrued expenses	3,333	(3,654)
Other	(640)	4,979

Net cash provided by operating activities	3,569	4,663

Investing activities:
Purchase of property and equipment	(4,824)	(2,964)

Financing activities:
Funding from UAG	4,080	—
Distributions	(2,825)	(1,699)

Net cash provided by (used in) financing activities	1,255	(1,699)

Net change in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

See Notes to Condensed Financial Statements

HBL, LLC

CONDENSED STATEMENT OF MEMBERS’ DEFICIT
(In Thousands)
(Unaudited)

		Total
	Accumulated	Members'
	Deficit	Deficit

Balances, January 1, 2003	$(2,459)	$(2,459)
Distributions	(2,825)	(2,825)
Net income	2,904	2,904

Balances, June 30, 2003	$(2,380)	$(2,380)

See Notes to Condensed Financial Statements

HBL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS
(In Thousands)
(Unaudited)

1. Interim Financial Statements

     Organization

     HBL, LLC (“HBL” or the “Company”), is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, finance and insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with Mercedes-Benz, Maybach, Audi and Porsche. In March 2003, the Company was awarded an Aston Martin franchise, which is expected to commence operations during 2003. In accordance with the individual franchise agreements, the dealerships are subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results.

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

     Basis of Presentation

     The information presented as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of HBL believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, which were included as part of the Company’s Annual Report on Form 10-K.

     Goodwill

     Goodwill represents the push down of UAG’s excess of cost over the fair value of tangible and identified intangible assets acquired in connection with the purchase of the Company. Goodwill is not amortized, but is subject to, at a minimum, an annual impairment test. If the carrying value of any of the Company’s intangible assets exceeds its fair market value, an impairment loss would be recorded. The Company uses a discounted cash flow model to determine the fair market value of goodwill.

     Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, intangible assets and certain reserves.

2. Inventories

     Inventories consisted of the following:

	June 30,	December 31,
	2003	2002

New vehicles	$20,366	$17,393
Used vehicles	4,248	4,418
Parts, accessories and other	1,538	1,233

Total inventories	$26,152	$23,044

3. Supplemental Cash Flow Information

     The following table presents certain supplementary information to the condensed statements of cash flows:

	Six Months Ended
	June 30,

	2003	2002

Cash paid for interest	$267	$249

4. Long Term Debt

     Long-term debt represents the push down of UAG’s debt incurred when UAG acquired HBL, as well as borrowings from UAG to finance the Company’s facility upgrade. The interest expense included in these financial statements reflects UAG’s weighted average interest rate of 3.34% and 3.79% on this indebtedness during 2003 and 2002, respectively. UAG borrowed these funds under a credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of the Company’s assets that are not pledged as security under floor plan financing agreements, as well as the Company’s member interests, are subject to security interests granted to lenders under UAG’s credit agreement.

     UAG has issued $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all of UAG’s existing and future senior debt, including debt under UAG’s credit agreements and floor plan indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

5. Related Party Transactions

     From time to time, the Company pays and/or receives fees from UAG and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. In addition, management fees of $225 and $450 were charged to HBL by UAG or its affiliates during the three and six months ended June 30, 2003 and 2002, respectively. During 2003 the Company received $4,080 from UAG in support of its facility upgrade, which is included in long-term debt in the accompanying condensed balance sheet as of June 30, 2003. Such amount bears interest based on UAG’s borrowing rate.

6. Disposition

     On February 22, 2002, HBL sold substantially all of the assets of a Land Rover dealership, including the franchise rights to the Land Rover product line, to an unaffiliated third party for $1,400 in cash. Total Land Rover revenues included in the six months ended June 30, 2002 were approximately $1,800. It is anticipated that the aggregate cash flows generated by the Land Rover franchise will be replaced through the expansion of the remaining franchises, and as a result, conditions for reporting the operation of the Land Rover franchise as discontinued operations were not met.

7. Commitments and Contingencies

     From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2003, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the results of operations, financial condition or cash flows.

     The Company has begun a significant facility upgrade which is expected to be completed during 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors.

General

     HBL, LLC is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, finance and insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with Mercedes-Benz, Maybach, Audi and Porsche. In March 2003, the Company was awarded an Aston Martin franchise, which is expected to commence operations during 2003.

     HBL, a Delaware limited liability company, is a majority-owned subsidiary of HBL Holdings, Inc. (“Holdings”), a Delaware corporation that is a wholly-owned subsidiary of Lantzsch-Andreas Enterprises, Inc. (“LAE”). LAE is a wholly-owned subsidiary of United Auto Group, Inc. (“UAG” or “Parent”).

     New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing and other dealers. We generate finance and insurance revenues from sales of extended service contracts, other insurance policies, and accessories, as well as from fees for placing finance and lease contracts. Service and parts revenues include fees paid for repair and maintenance service, the sale of replacement parts and body shop repairs.

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

     Floor plan interest expense relates to floor plan financing. Floor plan financing represents indebtedness incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense represents interest on the debt due to UAG.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Revenues

     Total revenues increased $9.0 million, or 16.6%, from $54.2 million to $63.2 million.

     New vehicle retail revenues increased by $6.4 million, or 23.1%, from $27.3 million to $33.7 million. The increase in new vehicle retail revenues was due primarily to a 20.6% increase in unit sales versus the prior year. Fleet revenues decreased by $0.6 million or 30.5%, from $2.0 million to $1.4 million. Fleet revenues result from sales to a vehicle rental company from our Mercedes franchise.

     Used vehicle retail revenues increased by $1.2 million, or 8.3%, from $13.8 million to $15.0 million. The increase in used vehicle retail revenues was due primarily to a 10.7% increase in unit sales versus the prior year. Wholesale revenue decreased $0.3 or 7.3% from $3.7 million to $3.4 million.

     Finance and insurance revenues increased by $0.6 million, or 84.5%, from $0.8 million to $1.4 million. This increase was due principally to the increase in new and used retail vehicle volume and increased penetration of finance and insurance product sales.

     Service and parts revenues increased by $1.8 million, or 26.3%, from $6.6 million to $8.4 million. The increase is due primarily to increased utilization of our facilities subsequent to the sale of the Company’s Land Rover franchise.

     Gross Profit

     Gross profit increased by $1.9 million, or 24.4%, from $7.7 million to $9.6 million. The increase in gross profit is due primarily to the increase in new and used retail unit sales, the increase in finance and insurance revenues and the increase in service and parts revenues. Gross profit as a percentage of revenues increased from 14.2% to 15.2%. The increase in gross profit as a percentage of revenues is due primarily to an increase in the penetration of the higher margin finance and insurance product sales and increased higher-margin service and parts revenues as a percentage of total revenues.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $1.3 million, or 24.9%, from $5.5 million to $6.8 million. Such expenses increased as a percentage of total revenue from 10.1% to 10.8%, and increased as a percentage of gross profit from 71.0% to 71.2%. The increase in selling, general and administrative expenses is due principally to increased variable expenses as a result of the increased new and used vehicle retail revenues, increased depreciation and amortization from increased capital expenditures and increased insurance costs.

     Floor Plan Interest Expense

     Floor plan interest expense was consistent with the prior year.

     Other Interest Expense

     Other interest expense decreased by $0.2 million, or 22.3%, from $0.8 million to $0.6 million. The decrease is due primarily to a decrease in our weighted average interest rate during 2003, offset in part by an increase in long-term debt attributable to our facility upgrade program.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Revenues

     Total revenues increased $4.3 million, or 4.2%, from $103.2 million to $107.5 million.

     New vehicle retail revenues increased by $3.5 million, or 6.5%, from $53.7 million to $57.2 million. The increase in new vehicle retail revenues was due primarily to a 6.1% increase in unit sales versus the prior year, offset in part by the sale of the Company’s Land Rover franchise in 2002, which resulted in an $0.8 million comparative decline in new vehicle retail revenues, coupled with a comparative decline in February 2003 sales volume which management believes was caused by severe weather. Fleet revenues decreased by $1.0 million or 29.4% from $3.3 million to $2.3 million. Fleet revenues result from sales to a vehicle rental company from our Mercedes franchise.

     Used vehicle retail revenues decreased by $0.9 million, or 3.6%, from $25.8 million to $24.9 million. The decline in used vehicle retail revenues was due primarily to a 0.4% decrease in unit sales versus the prior year, which management believes was caused in large part by severe weather in February 2003, coupled with the sale of the Company’s Land Rover franchise, which resulted in a $0.3 million comparative decline in used vehicle retail revenues. Wholesale revenue decreased $0.5 or 8.2% from $6.3 million to $5.8 million.

     Finance and insurance revenues increased by $0.6 million, or 34.5%, from $1.7 million to $2.3 million. This increase was due principally to the increase in new retail vehicle volume and increased penetration of finance and insurance product sales.

     Service and parts revenues increased by $2.6 million, or 21.5%, from $12.4 million to $15.0 million. The increase is due primarily to increased utilization of our facilities subsequent to the sale of the Company’s Land Rover franchise, offset in part by a decrease in volume in February 2003 which management believes was caused by severe weather and sale of the Company’s Land Rover franchise, which resulted in a $0.5 million comparative decline in service and parts revenues.

     Gross Profit

     Gross profit increased by $1.8 million, or 11.8%, from $15.0 million to $16.8 million. The increase in gross profit is due primarily to the increase in new retail unit sales, the increase in finance and insurance penetration and the increase in service and parts sales, offset in part by the decrease in used vehicle retail revenue. Gross profit as a percentage of revenues increased from 14.5% to 15.6%. The increase in gross profit as a percentage of revenues is due primarily to an increase in the relative proportion of service and parts sales to total revenues and the increased finance and insurance revenues.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $1.9 million, or 17.8%, from $10.5 million to $12.4 million. Such expenses increased as a percentage of total revenue from 10.2% to 11.5%, and increased as a percentage of gross profit from 70.3% to 74.0%. The increase in selling, general and administrative expenses is due principally to increased variable expenses as a result of the increased new and used vehicle retail revenues, increased depreciation and amortization from increased capital expenditures, increased insurance costs and increased expenses related to February 2003’s severe weather.

     Floor Plan Interest Expense

     Floor plan interest expense was consistent with the prior year.

     Other Interest Expense

     Other interest expense decreased by $0.3 million, or 20.8%, from $1.5 million to $1.2 million. The decrease is due primarily to a decrease in our weighted average interest rate during 2003, offset in part by an increase in long-term debt attributable to our facility upgrade program.

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

     We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing agreements with DaimlerChrysler Services North America LLC. We make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. The floor plan agreements grant a security interest in substantially all of our assets. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in LIBOR. Outstanding borrowings under floor plan arrangements amounted to $23.7 million as of June 30, 2003.

     UAG is party to a $700.0 million credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Loans under such agreement bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. Substantially all of our assets not pledged as security under our floor plan agreements as well as our member interests are subject to security interests granted to lenders under UAG’s credit agreement.

     UAG has issued $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all of UAG’s existing and future senior debt, including debt under UAG’s credit agreements and floor plan indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

     During the six months ended June 30, 2003, net cash provided by operating activities amounted to $3.6 million. Net cash used in investing activities during the six months ended June 30, 2003 totaled $4.8 million, which relates to capital expenditures incurred in connection with the renovation of our sales and service facilities. Net cash provided by financing activities during the six months ended June 30, 2003 was $1.3 million, and consisted of property and equipment funding from UAG, offset by distributions to the members.

     We believe that our cash flow provided by operating activities and our existing capital resources, including the liquidity provided by our floor plan financing arrangements and the support indicated by UAG, will be sufficient to fund our current operations and commitments for the next twelve months.

Commitments and contingencies

     The Company has begun a significant facility upgrade which is expected to be completed during 2003.

     From time to time, we are involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2003, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the results of operations, financial condition or cash flows.

Distributions

We are required to make distributions to our members pursuant to our operating agreement.

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

     Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in the reports and our other periodic filings with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

•	automobile manufacturers exercise significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	we may not be able to satisfy our capital requirements for our dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to obtain incentive payments from manufacturers and our profitability;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	automotive retailing is a mature industry with limited growth potential in new vehicle sales;

•	if we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships will be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	the substantial indebtedness of UAG may limit our ability to obtain financing for capital expenditures and;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business.

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

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the most recent evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. In addition, we maintain internal controls designed to provide the Company with the information it requires for accounting and financial reporting purposes. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1 — Legal Proceedings

     From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2003, we are not a party to any legal proceedings that, individually or in aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 6 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Exhibits
	10.1	Form of Mercedes Benz USA, LLC Maybach Passenger Car
Dealer Agreement, including Standard Provisions.
	31.1	Certification pursuant to section 302 the
Sarbanes-Oxley Act of 2002
	31.2	Certification pursuant to section 302 the
Sarbanes-Oxley Act of 2002
	32	Certification pursuant to section 906 of the
Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K.

     The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HBL, LLC
By: /s/ ROGER S. PENSKE, JR.
Roger S. Penske, Jr.
Chairman of the Board
(Principal Executive Officer)
Date: August 14, 2003
By: /s/ THOMAS E. SCHMITT
Thomas E. Schmitt
Secretary and Treasurer
(Principal Financial Officer)
Date: August 14, 2003

EXHIBIT INDEX

10.1	Form of Mercedes Benz USA, LLC Maybach Passenger Car Dealer
Agreement, including Standard Provisions.
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of
2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of
2002
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of
2002.