Form 10-Q
period 2003-09-30
HBL LLC
filed 2003-11-13
CIK 1172181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The registrant meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified therein.

PART I

1.	Financial Statements and Supplementary Data (unaudited)

	Condensed Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Condensed Statements of Income for the three and nine months ended September 30, 2003 and 2002	4
	Condensed Statements of Cash Flow for the nine months ended September 30, 2003 and 2002	5
	Condensed Statement of Members’ Deficit for the nine months ended September 30, 2003	6
	Notes to Condensed Financial Statements	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
4.	Controls and Procedures	16

PART II

1.	Legal Proceedings	17
6.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	17
	Signatures	18

HBL, LLC
CONDENSED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	10,948	9,489
Inventories	22,130	23,044
Other current assets	1,551	451

Total current assets	34,629	32,984
Property and equipment, net	16,442	6,416
Goodwill	68,281	68,281
Other assets	2	2

Total Assets	$119,354	$107,683

LIABILITIES AND MEMBERS’ DEFICIT
Liabilities
Floor plan notes payable	$20,058	$21,267
Accounts payable	5,396	2,854
Accrued expenses	14,403	12,065

Total current liabilities	39,857	36,186
Long-term debt	78,379	70,332
Other long-term liabilities	3,643	3,624

Total Liabilities	121,879	110,142
Commitments and Contingencies
Members’ Deficit
Members’ Deficit	(2,525)	(2,459)

Total Liabilities and Members’ Deficit	$119,354	$107,683

See Notes to Condensed Financial Statements

HBL, LLC
CONDENSED STATEMENTS OF INCOME
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

New vehicle sales	$35,137	$27,132	$92,375	$81,609
Used vehicle sales	15,663	12,025	40,531	38,156
Finance and insurance	1,687	737	4,003	2,471
Service and parts	8,842	6,259	23,859	19,095
Fleet sales	—	—	2,311	3,271
Wholesale vehicle sales	2,835	3,077	8,617	9,566

Total revenues	64,164	49,230	171,696	154,168
Cost of sales	53,923	42,161	144,695	131,744

Gross profit	10,241	7,069	27,001	22,424
Selling, general and administrative expenses	7,456	5,337	19,866	16,231

Operating income	2,785	1,732	7,135	6,193
Floor plan interest expense	(133)	(107)	(400)	(360)
Other interest expense	(627)	(763)	(1,806)	(2,251)

Net income	$2,025	$862	$4,929	$3,582

See Notes to Condensed Financial Statements

HBL, LLC
CONDENSED STATEMENTS OF CASH FLOW
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net income	$4,929	$3,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296	108
Changes in operating assets and liabilities:
Accounts receivable	(1,459)	2,796
Inventories	914	2,428
Floor plan notes payable	(1,209)	(3,768)
Accounts payable and accrued expenses	4,880	(4,674)
Other	(1,081)	6,687

Net cash provided by operating activities	7,270	7,159

Investing activities:
Purchase of property and equipment	(10,322)	(5,091)

Financing activities:
Funding from UAG	8,047	75
Distributions	(4,995)	(2,143)

Net cash provided by (used in) financing activities	3,052	(2,068)

Net change in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

See Notes to Condensed Financial Statements

HBL, LLC
CONDENSED STATEMENT OF MEMBERS’ DEFICIT
(In Thousands)
(Unaudited)

Members’
Deficit

Balances, January 1, 2003	$(2,459)
Distributions	(4,995)
Net income	4,929

Balances, September 30, 2003	$(2,525)

See Notes to Condensed Financial Statements

HBL, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In Thousands)
(Unaudited)

1. Interim Financial Statements

     Organization

     HBL, LLC (“HBL” or the “Company”), is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, third-party finance and insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with Mercedes-Benz, Maybach, Audi and Porsche. In March 2003, the Company was awarded an Aston Martin franchise, which began operations during the third quarter of 2003. In accordance with the individual franchise agreements, the dealerships are subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results.

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

     Basis of Presentation

     The information presented as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of HBL believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, which were included as part of the Company’s Annual Report on Form 10-K.

     Intangible Assets

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

2. Inventories

     Inventories consisted of the following:

	September 30,	December 31,
	2003	2002

New vehicles	$16,582	$17,393
Used vehicles	3,712	4,418
Parts, accessories and other	1,836	1,233

Total inventories	$22,130	$23,044

3. Supplemental Cash Flow Information

     The following table presents certain supplementary information to the condensed statements of cash flows:

	Nine Months Ended
	September 30,

	2003	2002

Cash paid for interest	$401	$360

4. Long Term Debt

     Long-term debt represents the push down of UAG’s debt incurred when UAG acquired HBL, as well as borrowings from UAG to finance the Company’s facility upgrade. The interest expense included in these financial statements reflects UAG’s weighted average interest rate of 3.34% and 3.79% on this indebtedness during 2003 and 2002, respectively. UAG borrowed these funds under a credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of the Company’s assets that are not pledged as security under floor plan financing agreements and the Company’s member interests are subject to security interests granted to lenders under UAG’s credit agreement.

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

5. Related Party Transactions

     From time to time, the Company pays and/or receives fees from UAG and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. In addition, management fees of $225 and $675 were charged to the Company by UAG or its affiliates during the three and nine months, respectively ended September 30, 2003 and 2002.

     During 2003 the Company received $8,047 from UAG in support of its facility upgrade, which is included in long-term debt in the accompanying condensed balance sheet as of September 30, 2003. Such amount bears interest based on UAG’s borrowing rate.

6. Disposition

     On February 22, 2002, HBL sold substantially all of the assets of a Land Rover dealership, including the franchise rights to the Land Rover product line, to an unaffiliated third party for $1,400 in cash. Total Land Rover revenues included in the nine months ended September 30, 2002 were approximately $1,800. It is anticipated that the aggregate cash flows generated by the Land Rover franchise will be replaced through the expansion of the remaining franchises, and as a result, conditions for reporting the operation of the Land Rover franchise as discontinued operations were not met.

7. Commitments and Contingencies

     From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2003, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the results of operations, financial condition or cash flows.

     The Company’s significant facility upgrade is ongoing and is expected to be fully completed during the first half of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors.

General

     HBL, LLC (“HBL” or the “Company”) is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, third-party finance and insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with Mercedes-Benz, Maybach, Audi and Porsche. In March 2003, the Company was awarded an Aston Martin franchise, which began operations during the third quarter of 2003.

     HBL, a Delaware limited liability company, is a majority-owned subsidiary of HBL Holdings, Inc. (“Holdings”), a Delaware corporation that is a wholly-owned subsidiary of Lantzsch-Andreas Enterprises, Inc. (“LAE”). LAE is a wholly-owned subsidiary of United Auto Group, Inc. (“UAG” or “Parent”).

     New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing and other dealers. We generate finance and insurance revenues from sales of third-party extended service contracts, other third-party insurance policies, and accessories, as well as from fees for placing third-party finance and lease contracts. Service and parts revenues include fees paid for repair and maintenance service, the sale of replacement parts and body shop repairs.

     Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts sales. Our gross profit generally varies across product lines, with new vehicle sales usually resulting in lower gross profit margins and our other products resulting in higher gross profit margins. Factors such as seasonality, weather, cyclicality and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin.

     Our selling expenses consist of advertising and compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable, and a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends.

     Floor plan interest expense relates to floor plan financing. Floor plan financing represents indebtedness incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense represents interest on the debt due to UAG.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Revenues

     Total revenues increased $15.0 million, or 30.3%, from $49.2 million to $64.2 million.

     New vehicle retail revenues increased by $8.0 million, or 29.5%, from $27.1 million to $35.1 million. The increase in new vehicle retail revenues was due primarily to a 21.7% increase in unit sales versus the prior year, combined with a $2,500 increase in the average selling price per unit.

     Used vehicle retail revenues increased by $3.7 million, or 30.2%, from $12.0 million to $15.7 million. The increase in used vehicle retail revenues was due primarily to a 27.2% increase in unit sales versus the prior year, combined with an $800 increase in the average selling price per unit. Wholesale revenue decreased $0.3 million, or 7.9%, from $3.1 million to $2.8 million.

Finance & Insurance Revenues

     Finance and insurance revenues increased by $1.0 million, or 128.6%, from $0.7 million to $1.7 million. This increase was due principally to the increase in new and used retail vehicle volume and increased finance and insurance product sales penetration.

Service & Parts Revenues

     Service and parts revenues increased by $2.5 million, or 41.3%, from $6.3 million to $8.8 million. The increase is due primarily to increased service bays in operation as a result of facility upgrades, increased utilization of our facilities and commencement of body shop operations.

Gross Profit

     Gross profit increased by $3.1 million, or 43.5%, from $7.1 million to $10.2 million. The increase in gross profit is due primarily to the increase in new and used retail unit sales, the increase in finance and insurance revenues and the increase in service and parts revenues. Gross profit as a percentage of revenues increased from 14.4% to 15.9%. The increase in gross profit as a percentage of revenues is due primarily to an increase in the penetration of the higher margin finance and insurance product sales and increased higher-margin service and parts revenues as a percentage of total revenues.

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $2.2 million, or 39.7%, from $5.3 million to $7.5 million. Such expenses increased as a percentage of total revenue from 10.8% to 11.6%, and decreased as a percentage of gross profit from 75.1% to 73.1%. The increase in selling, general and administrative expenses is due principally to increased variable expenses as a result of the increased retail gross profit.

Floor Plan Interest Expense

     Floor plan interest expense was consistent with the prior year.

Other Interest Expense

     Other interest expense decreased by $0.2 million, or 17.8%, from $0.8 million to $0.6 million. The decrease is due primarily to a decrease in our weighted average interest rate during 2003, offset in part by an increase in long-term debt attributable to our facility upgrade program.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

        Revenues

     Total revenues increased $17.5 million, or 11.4%, from $154.2 million to $171.7 million.

     New vehicle retail revenues increased by $10.8 million, or 13.2%, from $81.6 million to $92.4 million. The increase in new vehicle retail revenues was due primarily to a 10.4% increase in unit sales versus the prior year, combined with a $1,000 increase in the average selling price per unit. Fleet revenues decreased by $1.0 million, or 29.4%, from $3.3 million to $2.3 million. Fleet revenues result from sales to a vehicle rental company from our Mercedes franchise.

     Used vehicle retail revenues increased by $2.3 million, or 6.2%, from $38.2 million to $40.5 million. The increase in used vehicle retail revenues was due primarily to a 7.1% increase in unit sales versus the prior year, offset somewhat by a $300 decrease in the average selling price per unit. Wholesale revenue decreased $1.0 million, or 11.0%, from $9.6 million to $8.6 million.

Finance & Insurance Revenues

     Finance and insurance revenues increased by $1.5 million, or 62.0%, from $2.5 million to $4.0 million. This increase was due principally to the increase in new and used retail vehicle volume and increased finance and insurance product sales penetration.

Service & Parts Revenues

     Service and parts revenues increased by $4.8 million, or 25.0%, from $19.1 million to $23.9 million. The increase is due primarily to increased service bays in operation as a result of facility upgrades, increased utilization of our facilities and commencement of body shop operations.

Gross Profit

     Gross profit increased by $4.6 million, or 20.4%, from $22.4 million to $27.0 million. The increase in gross profit is due primarily to the increase in new and used retail unit sales, the increase in finance and insurance revenues and the increase in service and parts revenues. Gross profit as a percentage of revenues increased from 14.5% to 15.7%. The increase in gross profit as a percentage of revenues is due primarily to an increase in the penetration of the higher margin finance and insurance product sales and increased higher-margin service and parts revenues as a percentage of total revenues.

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $3.6 million, or 22.4%, from $16.2 million to $19.9 million. Such expenses increased as a percentage of total revenue from 10.5% to 11.6%, and increased as a percentage of gross profit from 72.4% to 73.6%. The increase in selling, general and administrative expenses is due principally to increased variable expenses as a result of the increased new and used vehicle retail revenues, increased depreciation and amortization from increased capital expenditures and increased insurance costs.

Floor Plan Interest Expense

     Floor plan interest expense was consistent with the prior year.

Other Interest Expense

     Other interest expense decreased by $0.4 million, or 19.8%, from $2.3 million to $1.8 million. The decrease is due primarily to a decrease in our weighted average interest rate during 2003, offset in part by an increase in long-term debt attributable to our facility upgrade program.

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

     We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing agreements with DaimlerChrysler Services North America LLC. We make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. The floor plan agreements grant a security interest in substantially all of our assets. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in LIBOR. Outstanding borrowings under floor plan arrangements amounted to $20.1 million as of September 30, 2003.

     UAG is party to a $700.0 million credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Loans under such agreement bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. Substantially all of our assets not pledged as security under our floor plan agreements and our member interests are subject to security interests granted to lenders under UAG’s credit agreement.

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

     During the nine months ended September 30, 2003, net cash provided by operating activities amounted to $7.3 million. Net cash used in investing activities during the nine months ended September 30, 2003 totaled $10.3 million, which relates to capital expenditures incurred in connection with the renovation of our sales and service facilities. Net cash provided by financing activities during the nine months ended September 30, 2003 was $3.1 million, and consisted of property and equipment funding from UAG, offset by distributions to the members.

     We believe that our cash flow provided by operating activities and our existing capital resources, including the liquidity provided by our floor plan financing arrangements and the support indicated by UAG, will be sufficient to fund our current operations and commitments for the next twelve months.

Commitments and contingencies

     The Company’s significant facility upgrade is ongoing and is expected to be fully completed during the first half of 2004.

     From time to time, we are involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2003, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

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

Seasonality

     Our business is modestly seasonal overall. Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year, due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons. Accordingly, we expect our revenues and profitability to be generally lower in our first and fourth quarters as compared to our second and third quarters. The service and parts business at our dealerships experience relatively modest seasonal fluctuations.

Effects of Inflation

     We believe that the relatively moderate rates of inflation over the last few years have not had a significant impact on revenues or profitability. We do not expect inflation to have any near-term material effects on the sale of our products and services. However, there can be no assurance that there will be no such effect in the future.

     We finance substantially all of our inventory through revolving floor plan arrangements with interest rates that vary based on LIBOR. Such rates have historically increased during periods of increasing inflation. We do not believe that we would be placed at a competitive disadvantage should interest rates increase due to increased inflation since most other automotive dealerships have similar floating rate borrowing arrangements.

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

     Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our periodic filings with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

•	automobile manufacturers exercise significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	we may not be able to satisfy our capital requirements for our dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	automotive retailing is a mature industry with limited growth potential in new vehicle sales;

•	if we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	the substantial indebtedness of UAG may limit our ability to obtain financing for capital expenditures and;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the most recent evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. In addition, we maintain internal controls designed to provide the Company with the information it requires for accounting and financial reporting purposes. In the third quarter we enhanced our internal controls by documenting an internal policy that generally requires review and approval of all original accounting entries. Other than this addition, there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1 — Legal Proceedings

     From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2003, we are not a party to any legal proceedings that, individually or in aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 6 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Exhibits

31.1	Certification pursuant to section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 the Sarbanes-Oxley Act of 2002

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

     The Company did not file any current reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HBL, LLC
By: /s/ ROGER S. PENSKE, JR.
Roger S. Penske, Jr.
Chairman of the Board
(Principal Executive Officer)
Date November 13, 2003
By: /s/ THOMAS E. SCHMITT
Thomas E. Schmitt
Treasurer
(Principal Financial Officer)
Date: November 13, 2003

EXHIBIT INDEX

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.