Form 10-K
period 2003-12-31
HBL LLC
filed 2004-03-30
CIK 1172181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 333-87452-112

HBL, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-3635872 (I.R.S. Employer Identification No.)

2555 Telegraph Road Bloomfield Hills, Michigan (Address of principal executive offices)	48302-0954 (Zip Code)

Registrant’s telephone number, including area code (248) 648-2500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]   No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes  [  ]   No  [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the common stock held by non-affiliates as of June 30, 2003 was $0.0.

The registrant meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K (as modified by grants of no action relief) and is therefore filing this form with the reduced disclosure format specified therein.

PART I

Item 1. Business

Overview

            HBL, LLC (“HBL” or the “Company”), is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, third-party finance and insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with Mercedes-Benz, Maybach, Audi, Porsche and Aston Martin. In accordance with the individual franchise agreements, the dealerships are subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results.

            HBL, a Delaware limited liability company, is a majority-owned subsidiary of HBL Holdings, Inc. (“Holdings”), a Delaware corporation that is a wholly-owned subsidiary of Lantzsch-Andreas Enterprises, Inc. (“LAE”). LAE is a wholly-owned subsidiary of United Auto Group, Inc. (“UAG”). On December 31, 2001, Holdings sold a 10% member interest in HBL, LLC to Roger Penske, Jr. (an Executive Vice President of UAG and Chairman of the Company). HBL is operated pursuant to an operating agreement dated as of December 31, 2001 (the “Operating Agreement”) between UAG and Roger Penske, Jr.

            UAG is the second largest automotive retailer in the United States as measured by total revenues. As of March 1, 2004, UAG owned and operated 137 franchises in the United States and 83 franchises internationally, primarily in the United Kingdom. UAG offers a full range of vehicle brands, with the majority of its revenues in 2003 generated from the combined sale of foreign brands and luxury brands such as Honda, Toyota, BMW, Lexus, Mercedes, Audi and Porsche. For a complete discussion of UAG, see its 2003 annual report on Form 10-K and its other reports filed with the Securities and Exchange Commission, which reports are available through its website “UnitedAuto.com.”

Dealership Operations

            New Vehicle Sales. Our customers may finance their purchases of new vehicles through both traditional purchase transactions as well as through leasing companies providing consumer automobile leasing. Lease transactions are typically short-term leases, providing us a market of low mileage, late model vehicles still covered by manufacturer’s warranty for our used vehicle sales business. Short-term leases also give us the opportunity to obtain repeat business from customers on a more regular basis than purchase transactions.

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

            Finance and Insurance Sales and Other Aftermarket Products. We are capable of arranging third-party financing for our customers’ vehicle purchases, selling vehicle extended care service contracts and arranging insurance in connection with vehicle financing. We provide financing and insurance services to our customers through third parties, including manufacturers’ captive finance companies. We also offer for sale other aftermarket products, such as cellular phones, alarms and fabric protectors.

            Service and Parts Sales. We generate service and parts sales primarily for the vehicle models sold at our dealerships. We perform both warranty and non-warranty work. As part of our agreements with our manufacturers, we obtain all equipment required by the manufacturer and needed to service and maintain each make of vehicle sold at any particular dealership.

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

Agreements with Vehicle Manufacturers

            We operate under separate franchise agreements with the manufacturers of each brand of vehicle sold at the dealership. These agreements contain provisions and standards governing almost every aspect of the operations of the dealership, including ownership, management, personnel, training, maintenance of minimum working capital and in some cases net worth, maintenance of minimum lines of credit, advertising and marketing, facilities, signs, products and services, acquisitions of other dealerships (including restrictions on how many dealerships can be acquired or operated in any given market), inventory, warranties offered to customers, maintenance of minimum amounts of insurance, achievement of minimum customer service standards, information systems and monthly financial reporting. Typically, the owner of a dealership may not be changed without the manufacturer’s consent.

            In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s brand of vehicles and related parts and services at our dealerships. The agreements also grant us a non-exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brands at our dealerships. Franchise agreements typically expire after a specified period of time, ranging from one to five years. The agreements also permit the manufacturer to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changing the dealership’s ownership or location without consent, sales of the dealership’s assets without consent, failure to maintain adequate working capital or floor plan financing, changes in the dealership’s financial or other condition, failure to submit information to the manufacturer on a timely basis, pledging the dealership’s stock, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement, subject to applicable state franchise laws that limit a manufacturer’s right to terminate a franchise. Many agreements grant the manufacturer a security interest in the vehicles and/or parts sold by the manufacturer to the dealership.

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

            We believe that the principal competitive factors in vehicle sales are the marketing campaigns conducted by manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of customer service. Other competitive factors include customer preference for particular brands of automobiles, pricing (including manufacturer rebates and other special offers) and warranties. We believe that our dealerships are competitive in all of these areas.

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

            We believe that a growing number of consumers are utilizing the Internet, to differing degrees, in connection with the purchase of vehicles. Accordingly, we may face increased pressures from on-line automotive websites, including those developed by automobile manufacturers, as well as by other dealership groups. Consumers use the Internet to compare prices for vehicles and related services, which may cause reduced margins for new vehicles, used vehicles and related services.

Employees and Labor Relations

            As of December 31, 2003, we employed approximately 257 people, none of whom are covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to dealership profitability and equity incentive grants of UAG. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

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

            Accordingly, we participate in UAG liability and property insurance programs subject to specified deductibles and loss retentions. We also participate in UAG umbrella liability insurance programs to provide insurance in excess of our primary insurance policies. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we have, subject to limitations and exclusions, substantial insurance, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on UAG programs results of operations, financial condition or cash flows.

Item 2. Properties

            We seek to structure our operations so as to minimize the ownership of real property. As a result, we lease our facilities. The leases cover facilities for new and used vehicle sales facilities, vehicle service/collision repair operations, storage, and general office use. These leases are for periods of between ten and twenty-five years, and are structured to include renewal options for an additional three to five years in our favor.

Item 3. Legal Proceedings

            From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2003, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

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

            HBL periodically makes pro rata distributions to its owners in accordance with the Operating Agreement. Our ability to make such distributions is dependent upon the earnings of our dealership operations and their ability to distribute earnings and other advances and payments. Also, pursuant to the franchise agreements to which our dealerships are subject, we are required to maintain a certain amount of working capital, which could limit our ability to make distributions. Any future determination to make distributions will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors the board of directors deems relevant.

Item 6. Selected Consolidated Financial Data

            Omitted pursuant to the Instruction.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

            As an integral part of our dealership operations, we retail new and used automobiles and light trucks, operate service and parts departments, operate a collision repair center and sell various third-party aftermarket products, including finance, warranty, extended service and other insurance contracts. New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing and other dealers. We generate finance and insurance revenues from sales of third-party extended service contracts, other third-party insurance policies, and accessories, as well as from fees for placing finance and lease contracts. Service and parts revenues include fees paid for repair and maintenance service, the sale of replacement parts and collision repairs.

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

            Floor plan interest expense relates to indebtedness incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense represents interest on debt due to UAG.

Critical Accounting Policies

            The preparation of financial statements in accordance with accounting standards generally accepted in the United States of America requires the application of accounting policies that often involve making estimates and employing judgment. Such judgments influence the reported amounts of the assets, liabilities, revenues and expenses in the Company’s financial statements. Management, on an ongoing basis, reviews these estimates and assumptions. Management’s determination that modifications in assumptions and estimates are appropriate may result in a material change in our future results of operations or financial position as reported in the financial statements.

            Following is a summary of the accounting policies applied in the preparation of our financial statements that management believes are most dependent upon the use of estimates and assumptions.

Revenue Recognition

Vehicle, Parts and Service Sales

            We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered. Sales promotions that we offer to customers are accounted for as a reduction to the sales price at the time of sale. Incentives, rebates and holdbacks offered by manufacturers directly to us are recognized at the time of sale if they are vehicle specific, or as earned in accordance with the manufacturer program rules.

Finance and Insurance Sales

            We arrange financing for customers through various financial institutions and receive a commission from the lender equal to the difference between the interest rates charged to customers and the interest rates set by the financing institution. We also receive commissions from the sale of various third-party insurance products to customers, including credit, life, and health insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. We are not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we receive may be charged back to us based on the relevant terms of the contracts. The revenue we record relating to commissions is net of an estimate of the ultimate amount of chargebacks we will be required to pay. Such estimate of chargeback exposure is based on our historical chargeback experience arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

Goodwill

            Goodwill represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Goodwill impairment is assessed annually or when events or circumstances indicate that impairment may have occurred. If our carrying amount is determined to exceed its fair value, an impairment loss is recognized.

New Accounting Pronouncements

            Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” was issued in April 2003. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. We do not expect SFAS No. 149 to have a material impact on our consolidated financial position, result of operations or cash flows.

            SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for an issuer’s classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). We do not expect SFAS No. 150 to have a material impact on our consolidated financial position, result of operations or cash flows.

            FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 50 (“FIN 46”), was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. FIN 46-R also deferred the effective date of FIN 46 for entities not considered special-purpose entities to the first reporting period that ends after March 15, 2004. We do not expect FIN 46 to have a material impact on our consolidated financial position, result of operations or cash flows.

Results of Operations

            Basis of Presentation: The 2001 financial information included below represents HBL’s full fiscal year operating results, including the two months prior to its acquisition by UAG on March 1, 2004. In instances where differences in the accounting conventions utilized before and after its acquisition by UAG result in significant income statement fluctuations, such differences have been quantified and disclosed.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

            Revenues

            Total revenues increased $30.7 million, or 14.9%, from $205.9 million to $236.7 million.

            New vehicle retail revenues increased $18.6 million, or 16.5%, from $112.6 million to $131.2 million. The increase in new vehicle retail revenues was due primarily to a 10.7% increase in unit sales versus the prior year, combined with a $1,900 increase in the average selling price per unit. Fleet revenues decreased by $1.0 million, or 29.3%, from $3.3 million to $2.3 million. Fleet revenues result from sales to a vehicle rental company.

            Used vehicle retail revenues increased $3.9 million, or 7.9%, from $49.0 million to $52.9 million. The increase in used vehicle retail revenues was due primarily to a 9.3% increase in unit sales versus the prior year, offset somewhat by a $500 decrease in the average selling price per unit. Wholesale revenue decreased $0.6 million, or 4.8%, from $12.1 million to $11.5 million.

            Finance & Insurance Revenues

            Finance and insurance revenues increased $2.2 million, or 64.6%, from $3.3 million to $5.5 million. This increase was due principally to the increase in new and used retail vehicle volume and increased finance and insurance product sales penetration.

            Service & Parts Revenues

            Service and parts revenues increased $7.6 million, or 29.8%, from $25.6 million to $33.3 million. The increase is due primarily to increased service bays in operation as a result of facility upgrades, increased utilization of our facilities and commencement of body shop operations in March 2003.

            Gross Profit

            Gross profit increased $7.4 million, or 24.7%, from $30.0 million to $37.4 million. The increase in gross profit is due primarily to the increase in new and used retail unit sales and the increase in finance and insurance and service and parts revenues. Gross profit as a percentage of revenues increased from 14.6% to 15.8%. The increase in gross profit as a percentage of revenues is due primarily to an increase in the penetration of the higher margin finance and insurance product sales and higher-margin service and parts revenues as a percentage of total revenues.

            Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased $5.6 million, or 25.8%, from $21.7 million to $27.3 million. Such expenses increased as a percentage of total revenue from 10.6% to 11.5%, and increased as a percentage of gross profit from 72.4% to 73.0%. The aggregate increase in selling, general and administrative expenses is due principally to increased variable expenses as a result of the increased retail gross profit.

            Interest Expense

            Floor plan interest expense was consistent with the prior year. Other interest expense decreased $0.2 million, or 9.2%, from $2.6 million to $2.4 million. The decrease is due primarily to a decrease in our weighted average interest rate during 2003, offset in part by an increase in long-term debt attributable to our facility upgrade program.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

            Revenues

            Total revenues decreased $10.0 million, or 4.6%, from $216.0 million to $205.9 million.

            New vehicle retail revenues decreased $11.8 million, or 9.4%, from $124.4 million to $112.6 million. The decrease in new vehicle retail revenues was due primarily to a decrease in unit sales versus the prior year. The sale of the Company’s Land Rover franchise in February 2002 resulted in a $7.1 million comparative decline in new vehicle retail revenues. Fleet revenues increased from nil in 2001 to $3.3 million in 2002. Fleet revenues result from sales to a vehicle rental company.

            Used vehicle retail revenues decreased $0.9 million, or 1.8%, from $49.9 million to $49.0 million. The sale of the Company’s Land Rover franchise in February 2002 resulted in a $3.2 million comparative decline in used vehicle retail revenues. Wholesale revenue remained consistent with the prior year at $12.0 million.

            Finance & Insurance Revenues

            Finance and insurance revenues decreased $1.4 million, or 29.2%, from $4.7 million to $3.3 million. The sale of the Company’s Land Rover franchise in February 2002 resulted in a $0.5 million comparative decline in finance and insurance revenues with the remaining amount attributable to the decrease in unit sales.

            Service & Parts Revenues

            Service and parts revenues increased $1.1 million, or 4.6%, from $24.5 million to $25.6 million. The increase is due primarily to extended hours of operation by the Company’s service department, including weekend hours which began in early 2002. The sale of the Company’s Land Rover franchise in February 2002 resulted in a $2.3 million comparative decline in service and parts revenues.

            Gross Profit

            Gross profit decreased $2.1 million, or 6.5%, from $32.1 million to $30.0 million. The decrease in gross profit is due primarily to the decrease in new and used retail unit sales and the sale of the Land Rover franchise in February 2002. Gross profit as a percentage of revenues decreased from 14.7% to 14.3%. The decrease in gross profit as a percentage of revenues is due primarily to (1) lower margins on new retail vehicle sales at all three franchises and (2) the impact of low margin fleet revenues in 2002.

            Selling, General and Administrative Expenses

            Selling, general and administrative expenses decreased $7.0 million, or 24.2%, from $28.7 million to $21.7 million. Such expenses decreased as a percentage of total revenue from 13.1% to 10.4%, and decreased as a percentage of gross profit from 89.4% to 72.4%. The aggregate decrease in selling, general and administrative expenses is due principally to (1) a $4.1 million decrease in compensation expense resulting from one time bonuses in the two months ended February 2001, (2) a $1.4 million decrease in goodwill amortization, (3) a $0.6 million reduction of management fees, and (4) decreases in variable expenses attributable to the reduction in aggregate gross profit compared to the prior year.

Interest Expense

            Floor plan interest expense decreased $0.3 million, or 36.6%, from $0.8 million to $0.5 million. The decrease in floor plan interest expense is due primarily to a decrease in the weighted average borrowing rate on floor plan indebtedness during 2002, partially offset by an increase in average inventory levels compared to 2001. Other interest expense decreased by $1.1 million, or 29.0%, from $3.7 million to $2.6 million. The decrease is due primarily to a decrease in our weighted average interest rate during 2002.

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

            We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing agreements with DaimlerChrysler Services North America LLC. We make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. The floor plan agreements grant a security interest in substantially all of our assets. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in LIBOR. Outstanding borrowings under floor plan arrangements amounted to $29.1 million as of December 31, 2003.

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

            UAG has issued $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all of UAG’s existing and future senior debt, including debt under UAG’s credit agreements and floor plan indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

            During 2003, net cash provided by operations amounted to $13.9 million. Net cash used in investing activities during 2003 totaled $18.0 million, which relates to capital expenditures incurred in connection with the renovation of our sales and service facilities. Net cash provided by financing activities during 2003 totaled $5.3 million, including distributions to members and funding from UAG for capital projects.

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

Contractual Payment Obligations

     The table below sets forth our best estimates as to the amounts and timing of future payments for our most significant contractual obligations as of December 31, 2003. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.”

	Payments due in
(in millions)	Total	2004	2005	2006	2007	2008	Thereafter
Floorplan Notes Payable (A)	$29.1	$29.1	$—	$—	$—	$—	$—
Long-Term Debt (B)	83.1	—	83.1	—	—	—	—
Operating Lease Commitments	62.0	3.5	3.5	3.5	3.5	3.5	44.4

	$174.1	$32.6	$86.6	$3.5	$3.5	$3.5	$44.4

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as the individual vehicles are sold

(B)	Due to UAG

            We expect that the amounts above will be funded through cash provided by operations. In the case of balloon payments at the end of the term of our debt to UAG; UAG expects to be able to refinance such instruments as they expire in the normal course of business.

Commitments and contingencies

            The Company’s significant facility upgrade is ongoing and is expected to be fully completed during the first half of 2004. From time to time, we are involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2003, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.

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

Forward Looking Statements

            This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

            Interest Rates. We are exposed to market risk from changes in the interest rates on our floor plan financing arrangements and our debt to UAG. Outstanding balances under floor plan financing arrangements bear interest at a variable rate based on a margin over LIBOR. Based on the average aggregate outstanding amounts under floor plan financing arrangements during the year ended December 31, 2003, a 100 basis point change in interest rates would result in an approximate $0.2 million change to our annual floor plan interest expense. Based on the amount outstanding as of December 31, 2003, a 100 basis point damage in the interest rate on the debt to UAG would result in an approximate $0.8 million change to our annual interest expense.

     In common with other automotive retailers, we purchase our new vehicle and parts inventories from foreign manufacturers. Although we purchase our inventories U.S. Dollars, our business is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility which may influence such manufacturers’ ability to provide their products at competitive prices in the local jurisdictions. Our future results could be materially and adversely impacted by changes in these or other factors.

Item 8. Financial Statements and Supplementary Data

            See the financial statements listed in the accompanying Index to Financial Statements for the information required by this item.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Disclosure Controls and Procedures

            We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the fourth quarter evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. In addition, we maintain internal controls designed to provide the Company with the information it requires for accounting and financial reporting purposes. There were no changes in our internal controls over financial reporting that occurred during our fourth quarter of 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions

            Omitted pursuant to the Instruction.

Item 14. Principal Accountant Fees and Services

     Deloitte & Touche LLP will audit our financial statements for 2004 and perform other services. We paid Deloitte & Touche the following fees for the enumerated services in 2003, all of which services were approved by the audit committee of UAG (the “Audit Committee”).

     Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche in connection with their audit of our financial statements, reviews of the condensed financial statements included in our quarterly reports on Form 10-Q and other services normally provided in connection with statutory or regulatory engagements for 2003 and 2002, were approximately $35,000 in each year. There were no audit related tax or other fees for services rendered by Deloitte & Touche during 2003 and 2002.

     The Audit Committee has considered the nature of the above-listed services provided by Deloitte & Touche LLP and determined that they are compatible with their provision of independent audit services. The Audit Committee has discussed these services with Deloitte & Touche and management to determine that they are permitted under the Code of Professional Conduct of the American Institute of Certified Public Accountants and the auditor independence requirements of the Securities and Exchange Commission.

     Pre-approval Policy. The Audit Committee has adopted a policy requiring pre-approval of audit and non-audit services provided by the independent auditors. The primary purpose of this policy is to ensure the engagement of public accountants to only provide audit and non-audit services that are compatible with maintaining independence. The Audit Committee is required to pre-approve all services performed for us by our independent auditors and the related fees for such services. The Audit Committee must also approve fees incurred for pre-approved services that are in excess of the approved amount prior to payment, except as provided below. The Company’s independent auditors are prohibited from performing any service prohibited by applicable law.

     Pre-approval of audit and non-audit services may be given at any time up to a year before commencement of the specified service. Engagement of the independent auditors and their fees for the annual audit must be approved by the entire Audit Committee. The Chairman of the Audit Committee may independently approve services if the estimated fee for the service is less than 10% of the total estimated audit fee, or if the excess fees for pre-approved services are less than 20% of the approved fees for that service; provided, however, that no such pre-approval may be granted with respect to any service prohibited by applicable law or that otherwise appears reasonably likely to compromise the independent auditor’s independence. Any pre-approval granted pursuant to this delegation of authority will be reviewed with the Audit Committee at its next regularly scheduled meeting. Non-audit services for which the estimated fee is greater than 10% of the audit fee must be approved by the entire Committee before commencement of the service.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements

     The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K — None.

(c)	Exhibits

3.1	Certificate of Formation dated November 28, 2001 (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

3.2	Limited Liability Company Agreement (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

10.1	Form of Audi Dealer Sales and Service Agreement with Audi of America, a division of Volkswagen of America, Inc., including Standard Provisions (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

10.2.1	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement, including Standard Provisions (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

10.2.2	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement, including Standard Provisions (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

10.3	Form of Porsche Sales and Service Agreement with Porsche North America, including Standard Provisions (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

10.4	Indenture dated as of March 18, 2002 between United Auto Group, Inc, the Guarantors named therein and Bank One Trust Company, N.A., as Trustee (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

10.5	Form of 9 5/8 Senior Subordinated Note Due 2012 of United Auto Group, Inc.(including form of Guarantee of HBL, LLC) (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

10.6	Form of Mercedes Benz USA, LLC, Maybach Passenger Car Dealer Agreement, including Standard Provisions (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended June 30, 2003)

10.7	Aston Martin Lagonda of North America, Inc. Retail Dealer Sales and Service Agreement dated March 31, 2003 and Standard Provisions (incorporated by reference to our quarterly report on Form 10-Q for the quarter ended March 31, 2003)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Schedules — None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 30, 2004.

HBL, LLC
By:	/s/ ROGER S. PENSKE, JR.
Chairman of the Board

Signature	Title	Date
/s/ ROGER S. PENSKE, JR. Roger S. Penske, Jr.	Chairman of the Board and Director (Principal Executive Officer)	March 30, 2004
/s/ THOMAS E. SCHMITT Thomas E. Schmitt	Secretary and Treasurer (Principal Accounting Officer)	March 30, 2004
/s/ JAMES R. DAVIDSON James R. Davidson	Director	March 30, 2004
/s/ ROBERT H. KURNICK, JR. Robert H. Kurnick, Jr.	Director	March 30, 2004

INDEX TO FINANCIAL STATEMENTS
HBL, LLC

Independent Auditors’ Reports	16
Balance Sheets as of December 31, 2003 and 2002	19
Statements of Operations for the year ended December 31, 2003, 2002, the ten months ended December 31, 2001 and the two months ended February 28, 2001	20
Statements of Stockholders’ Equity/ Members’ Deficit for the year ended December 31, 2003, 2002, the ten months ended December 31, 2001 and the two months ended February 28, 2001	22
Statements of Cash Flows for the year ended December 31, 2003, 2002, the ten months ended December 31, 2001 and the two months ended February 28, 2001	24
Notes to Financial Statements	25

INDEPENDENT AUDITORS’ REPORT

To the Members
HBL, LLC

     We have audited the accompanying balance sheets of HBL, LLC, formerly known as HBL, Inc. (the “Company”), as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity/members’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to statement of financial accounting standards No. 142.

/s/ Deloitte & Touche LLP

New York, New York
March 29, 2004

INDEPENDENT AUDITORS’ REPORT

To the Members
HBL, LLC

     We have audited the accompanying statements of operations, stockholders’ equity/members’ capital and cash flows of HBL, LLC, formerly known as HBL, Inc. (the “Company”), for the ten-month period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of HBL, LLC’s operations and cash flows for the ten-month period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe, Chizek and Company LLC
South Bend, Indiana
May 10, 2002

INDEPENDENT AUDITORS’ REPORT

To the Shareholder
HBL, Inc.

     We have audited the accompanying statements of operations, stockholder’s equity and cash flow of HBL, Inc. (the “Company”) for the two months ended February 28, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, HBL, Inc.’s results of operations and cash flows for the two months ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kaiser Scherer & Schlegel, PLLC

Washington, D.C.
April 9, 2001

HBL, LLC

BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$1,246	$—
Accounts receivable, net	11,460	9,489
Inventories	26,360	23,044
Other current assets	894	451

Total current assets	39,960	32,984
Property and equipment, net	23,926	6,416
Goodwill	68,281	68,281
Other assets	2	2

Total Assets	$132,169	$107,683

LIABILITIES AND MEMBERS’ CAPITAL
Floor plan notes payable	$29,052	$21,267
Accounts payable	3,635	2,854
Accrued expenses	15,413	12,065

Total current liabilities	48,100	36,186
Long-term debt	83,063	70,332
Other long-term liabilities	3,684	3,624

Total Liabilities	134,847	110,142

Commitments and contingent liabilities

Members’ Deficit	(2,678)	(2,459)

Total Liabilities and Members’ Deficit	$132,169	$107,683

See Notes to Financial Statements.

HBL, LLC

STATEMENTS OF OPERATIONS

(In thousands)

			Ten Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
New vehicle sales	$131,231	$112,641	$106,036
Used vehicle sales	52,878	48,988	42,552
Finance and insurance	5,495	3,337	4,237
Service and parts	33,304	25,643	20,710
Fleet sales	2,311	3,270	—
Wholesale vehicle sales	11,478	12,052	10,622

Total revenues	236,697	205,931	184,157
Cost of sales	199,276	175,933	156,935

Gross profit	37,421	29,998	27,222
Selling, general and administrative expenses	27,323	21,728	20,828

Operating income	10,098	8,270	6,394
Floor plan interest expense	(545)	(480)	(592)
Other interest expense	(2,392)	(2,637)	(3,715)

Income before income tax provision	7,161	5,153	2,087
Income tax provision	—	—	(1,353)

Net income	$7,161	$5,153	$734

See Notes to Financial Statements

HBL, INC.

STATEMENT OF OPERATIONS
(In thousands)

Two Months
Ended
February 28,
2001
Sales	$31,281
Subrental income	—
Interest income	22
Other income	(5)

Total revenues	31,298

Cost of sales	26,446
Selling, general and administrative	3,683
Interest	168
Depreciation	72

Total costs and expenses	30,369

Income before bonuses and taxes	929
Bonuses	4,099

Loss before income tax benefit	(3,170)
Income tax benefit	1,173

Net loss	$(1,997)

See Notes to Financial Statements

HBL, LLC

STATEMENT OF STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT

(In thousands, except share data)

						Total
						Stockholders'
	Voting Common Stock					Equity /
			Paid-in	Retained	Members'	Members
	Issued Shares	Amount	Capital	Earnings	Deficit	Deficit
Balances, March 1, 2001	50,000	$50	$603	$2,048	$—	$2,701
Effect of push down and purchase accounting at acquisition date	—	(50)	(603)	(2,048)	—	(2,701)

Adjusted Balances, March 1, 2001	50,000	—	—	—	—	—
Distributions	—	—	—	(5,915)	—	(5,915)
Net income	—	—	—	734	—	734
Formation of HBL, LLC	(50,000)	—	—	5,181	(5,181)	—

Balances, December 31, 2001	—	—	—	—	(5,181)	(5,181)
Distributions	—	—	—	—	(2,431)	(2,431)
Net income	—	—	—	—	5,153	5,153

Balances, December 31, 2002	—	—	—	—	(2,459)	(2,459)
Distributions	—	—	—	—	(7,380)	(7,380)
Net income	—	—	—	—	7,161	7,161

Balances, December 31, 2003	—	$—	$—	$—	$(2,678)	$(2,678)

See Notes to Financial Statements

HBL, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Voting Common Stock				Total
			Paid-in	Retained	Stockholders'
	Issued Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2000	50,000	50	603	5,113	5,766
Dividends	—	—	—	(1,068)	(1,068)
Net loss	—	—	—	(1,997)	(1,997)

Balances, February 28, 2001	50,000	$50	$603	$2,048	$2,701

See notes to Financial Statements

HBL, LLC

STATEMENTS OF CASH FLOWS
(In thousands)

			Ten Months	Two Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	February 28,
	2003	2002	2001	2001
Operating Activities:
Net income (loss)	$7,161	$5,153	$734	$(1,997)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	494	153	1,429	72
Deferred income taxes	—	—	1,328	(1,484)
Changes in operating assets and liabilities:				9
Accounts receivable	(1,971)	1,136	(4,864)	1,381
Inventories	(3,316)	(2,707)	(2,859)	(4)
Floor plan notes payable	7,785	2,245	5,493
Accounts payable and accrued expenses	4,129	5,212	644	3,643
Other	(383)	3,294	(29)	(4)

Net cash provided by operating activities	13,899	14,486	1,876	1,616

Investing Activities:
Purchase of equipment and improvements	(18,004)	(5,817)	(598)	(13)
Cash received as part of the acquisition	—	—	731	—
Increase in finance receivables	—	—	—	134
Increase in advances to affiliates	—	—	—	(99)

Net cash provided by (used in) investing activities	(18,004)	(5,817)	133	22

Financing Activities:
Distributions	(7,380)	(2,431)	(5,915)	(1,540)
Funding from (payments to) UAG	12,731	(6,238)	3,906	—

Net cash provided by (used in) financing activities	5,351	(8,669)	(2,009)	(1,540)

Net change in cash and cash equivalents	1,246	—	—	98
Cash and cash equivalents, beginning of period	—	—	—	633

Cash and cash equivalents, end of period	$1,246	$—	$—	$731

See Notes to Financial Statements

HBL, LLC

NOTES TO FINANCIAL STATEMENTS
(Dollars in Thousands)

1. Organization and Summary of Significant Accounting Policies

            HBL, LLC, formerly known as HBL, Inc. (“HBL” or the “Company”), is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, third-party finance and insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with Mercedes-Benz, Maybach, Audi, Porsche and Aston Martin. In accordance with the individual franchise agreements, the dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealership, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results.

            HBL, a Delaware limited liability company, is a majority owned subsidiary of HBL Holdings, Inc. (“Holdings”), a Delaware corporation that is a wholly owned subsidiary of Lantzsch-Andreas Enterprises, Inc. (“LAE”). LAE is a wholly owned subsidiary of United Auto Group, Inc. (“UAG”), which UAG acquired on March 1, 2001 (the “Acquisition”). During the period from March 1, 2001 through December 30, 2001, the operations of the franchises currently owned and operated by HBL were owned and operated by Holdings, which had no assets and liabilities other than those relating to the automobile franchises then owned by Holdings. On December 31, 2001, Holdings formed HBL, LLC and contributed all of its assets and liabilities to HBL, LLC. Concurrent with the contribution of assets and liabilities to HBL, LLC, Holdings sold a 10% member interest in HBL, LLC to Roger Penske, Jr. (an Executive Vice President of UAG and Chairman of the Company). HBL is operated pursuant to an operating agreement dated as of December 31, 2001 (the “Operating Agreement”) between UAG and Roger Penske, Jr.

            Basis of Presentation

            Operating results and cash flows for the period prior to the formation of HBL reflect the operating results and cash flows of Holdings. The financial statements of HBL for the two-month period ended February 28, 2001 reflect the accounting basis used by Holdings prior to its acquisition by UAG. The financial statements of HBL subsequent to March 1, 2001 reflect the accounting basis for the acquired assets and liabilities, including intangibles, utilized subsequent to the Acquisition. The basis of accounting used after the Acquisition is not comparable to the basis of accounting used prior to the Acquisition.

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

            Certain prior year amounts have been reclassified to conform to the current year presentation.

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

            Contracts in Transit

            Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between the Company, as creditor, and the customer, as borrower, to acquire or lease a vehicle whereby a third-party finance source has given the Company initial, non-binding approval to assume the Company’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction. Until such final approval is given, the contracts in transit represent amounts due from the customer to the Company. Contracts in transit, included in accounts receivable, net in the Company’s balance sheets, amounted to $5,358 and $5,121 as of December 31, 2003 and 2002, respectively.

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

            Income Taxes

            HBL is not an income tax paying entity. Accordingly, no income tax provision is made in the accounts of HBL for the period after which HBL was formed, since such taxes are the responsibility of HBL’s members. For the period from March 1, 2001 through December 31, 2001, Holdings was included in the consolidated federal and state tax returns of UAG. For the period from January 1, 2001 through February 28, 2001, Holdings was included in the consolidated federal and state tax returns of LAE. The income taxes reflected in the accompanying financial statements represent taxes relating to HBL computed on a stand-alone basis.

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

            Goodwill

            Goodwill represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Goodwill impairment is assessed annually or when events or circumstances indicate that impairment may have occured. If the carrying amount is determined to exceed its fair value, an impairment loss is recognized. Prior to January 1, 2002, goodwill was amortized on a straight line basis over periods not exceeding 40 years. Amortization expense for the ten months ended December 31, 2001 was $1,387

            Impairment of Long-Lived Assets

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

            Revenue Recognition

Vehicle, Parts and Service Sales

            The Company records revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered. Sales promotions that are offered to customers are accounted for as a reduction to the sales price at the time of sale. Incentives, rebates and holdbacks offered by manufacturers directly to the Company are recognized at the time of sale if they are vehicle specific, or as earned in accordance with the manufacturer program rules.

Finance and Insurance Sales

            The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers and the interest rates set by the financing institution. The Company also receives commissions from the sale of various third-party insurance products to customers, including credit, life, and health insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company receives may be charged back based on the relevant terms of the contracts. The revenue the Company records relating to commissions is net of an estimate of the ultimate amount of chargebacks the Company will be required to pay. Such estimate of chargeback experience is based on our historical chargeback expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

            Defined Contribution Plan

            UAG sponsors a defined contribution plan covering a significant majority of the Company’s employees. Company contributions to the plan are based on the level of compensation and contribution by plan participants. The Company incurred expense of $130, $100, $71 and $0 relating to such plan during the years ended December 31, 2003 and 2002, the ten months ended December 31, 2001, and the two months ended February 28, 2001, respectively.

            Advertising

            Advertising costs are expensed as incurred or when such advertising takes place. The Company incurred advertising costs of $1,591, $1,898, $1,393, and $242, during the years ended December 31, 2003 and 2002, the ten months ended December 31, 2001, and the two months ended February 28, 2001, respectively.

            New Accounting Pronouncements

     Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”, was issued in April 2003. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The Company does not expect SFAS No. 149 to have a material impact on its consolidated financial position, result of operations or cash flows.

     SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for an issuer’s classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company does not expect SFAS No. 150 to have a material impact on its consolidated financial position, result of operations or cash flows.

     FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”), was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. FIN 46-R also deferred the effective date of FIN 46 for entities not considered special-purpose entities to the first reporting period that ends after March 15, 2004. The Company does not expect FIN 46 to have a material impact on its consolidated financial position, result of operations or cash flows.

2. Inventories

            Inventories consisted of the following:

	December 31,
	2003	2002
New vehicles	$19,579	$17,393
Used vehicles	4,966	4,418
Parts, accessories and other	1,815	1,233

Total inventories	$26,360	$23,044

            The Company used the LIFO method for valuing new vehicle inventories for all periods presented prior to the Acquisition. Had the FIFO method been used for valuing new vehicle inventories, the Company would have reported net loss of $1,991 for the two months ended February 28, 2001.

3. Property and Equipment

     Property and equipment consisted of the following:

	December 31,
	2003	2002
Leasehold improvements	$22,428	$5,913
Furniture, fixtures and equipment	2,147	676

Total	24,575	6,589
Less: Accumulated depreciation and amortization	649	173

Property and equipment, net	$23,926	$6,416

     Depreciation and amortization expense for the years ended December 31, 2003 and 2002, the ten months ended December 31, 2001, and the two months ended February 28, 2001 was $494, $153, $42 and $72, respectively.

4. Floor Plan Notes Payable

            The Company currently finances the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements with DaimlerChrysler Services North America LLC. Such floor plan financing agreements are guaranteed by UAG. Prior to the Acquisition, the Company financed the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing agreements with a bank. Under the terms of its current floor plan financing agreements, the Company makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. Outstanding borrowings under floor plan financing arrangements as of December 31, 2003 and 2002 were $29,052, and $21,267, respectively. The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealerships, and require repayment after a vehicle’s sale. Prior to the Acquisition, the Company’s floor plan financing agreement was guaranteed by LAE. Interest rates on the floor plan agreements are variable and increase or decrease based on movements in LIBOR.

5. Operating Lease Obligations

            The Company leases its dealership facilities under non-cancelable operating lease agreements with expiration dates through 2026. Minimum future rental payments required under non-cancelable operating leases in effect as of December 31, 2003 are as follows:

2004	$3,523
2005	3,523
2006	3,523
2007	3,523
2008	3,523
2009 and thereafter	44,403

$62,018

            Rent expense for the years ended December 31, 2003 and 2002, the ten months ended December 31, 2001, and the two months ended February 28, 2001 amounted to $2,429, $2,384, $2,006 and $418, respectively.

6. Long-Term Debt

            Long-term debt represents the debt incurred by UAG in connection with its acquisition of the Company. The interest expense included in these financial statements reflects UAG’s weighted average interest rate of 3.23% and 3.79% on this indebtedness during 2003 and 2002, respectively. UAG borrowed these funds under a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation that provides UAG with revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes. UAG’s credit agreement is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of the Company’s assets not pledged as security under the floor plan arrangements and the Company’s member interests are subject to security interests granted to lenders under UAG’s credit agreement.

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

7. Related Party Transactions

            From time to time, the Company pays and/or receives fees from UAG and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. In addition, management fees of $860, $900 and $500 were charged to HBL by UAG or its affiliates for the years ended December 31, 2003 and 2002, and the ten month period ended December 31, 2001, respectively.

            The Company's Chairman owns approximately 10% of the member interests of the Company and received approximately $0.8 million in distributions in 2003.

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

8. Income Taxes

     Income taxes consisted of the following:

	Ten	Two
	Months	Months
	Ended	Ended
	December 31,	February 28,
	2001	2001
Current:
Federal	$21	$252
State and local	4	45

Total current	25	297

Deferred:
Federal	1,123	(1247)
State and local	205	(223)

Total deferred	1,328	(1,470)

Income tax Provision (benefit)	$1,353	$(1,173)

     Income taxes varied from the U.S. federal statutory income tax rate due to the following:

	Ten	Two
	Months	Months
	Ended	Ended
	December 31,	February 28,
	2001	2001
Income tax provision (benefit) at the Federal statutory rate of 35%	$730	$(1,110)
State and local income taxes, net of federal benefit	136	(118)
Non-deductible amortization of goodwill	487	—
Other	—	55

Income tax provision (benefit)	$1,353	$(1,173)

9. Supplemental Cash Flow Information

            Cash paid interest for the years ended December 31, 2003 and 2002, the ten months ended December 31, 2001, and the two months ended February 28, 2001 was $545, $480, $592 and $194, respectively. Cash paid income taxes for the ten months ended December 31, 2001 and the two months ended February 28, 2001 was $621 and $0, respectively. Non cash investing and financing activities include the distribution of intercompany receivables of $1,068 during the two-months ended February 28, 2001.

10. Disposition

            On February 22, 2002, HBL sold substantially all of the assets of a Land Rover operation, including the franchise rights to the Land Rover product line, to an unaffiliated third party for $1.4 million in cash. Total revenues relating to the Land Rover franchise for the year ended December 31, 2002 and the ten months ended December 31, 2001 were $1,805 and $13,101, respectively.

11. Commitments and Contingencies

            From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2003, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on its results of operations, financial condition or cash flows.

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Certificate of Formation dated November 28, 2001 (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

3.2	Limited Liability Company Agreement (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

10.1	Form of Audi Dealer Sales and Service Agreement with Audi of America, a division of Volkswagen of America, Inc., including Standard Provisions (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

10.2.1	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement, including Standard Provisions (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

10.2.2	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement, including Standard Provisions (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

10.3	Form of Porsche Sales and Service Agreement with Porsche North America, including Standard Provisions (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

10.4	Indenture dated as of March 18, 2002 between United Auto Group, Inc, the Guarantors named therein and Bank One Trust Company, N.A., as Trustee (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

10.5	Form of 9 5/8 Senior Subordinated Note Due 2012 of United Auto Group, Inc.(including form of Guarantee of HBL, LLC) (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

10.6	Form of Mercedes Benz USA, LLC, Maybach Passenger Car Dealer Agreement, including Standard Provisions (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

10.7	Aston Martin Lagonda of North America, Inc. Retail Dealer Sales and Service Agreement dated March 31, 2003 and Standard Provisions (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2002)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002